Form 10-Q
period 2024-03-31
Loar Holdings Inc.
filed 2024-05-14
CIK 2000178

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________, ____ to _______________, ____

Commission File Number: 001-42030

Loar Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-2665180
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20 New King Street White Plains, New York	10604
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 909-1311

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	LOAR	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 03, 2024, the registrant had 89,703,571 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Loar Holdings Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$28,152	$21,489
Accounts receivable, net	55,844	59,002
Inventories	82,570	77,962
Other current assets	14,654	11,830
Income taxes receivable	411	393
Total current assets	181,631	170,676
Property, plant and equipment	71,560	72,174
Finance lease assets	2,379	2,448
Operating lease assets	6,127	6,297
Other long-term assets	12,074	11,420
Intangible assets, net	308,397	316,542
Goodwill	471,792	470,888
Total assets	$1,053,960	$1,050,445

Liabilities and member's equity
Current liabilities:
Accounts payable	$13,884	$12,876
Current portion of long-term debt	6,896	6,896
Current portion of finance lease liabilities	200	190
Current portion of operating lease liabilities	616	609
Income taxes payable	8,526	6,133
Accrued expenses and other current liabilities	28,701	24,776
Total current liabilities	58,823	51,480
Deferred income taxes	35,163	36,785
Long-term debt, net	527,298	528,582
Finance lease liabilities	3,347	3,401
Operating lease liabilities	5,637	5,802
Environmental liabilities	1,111	1,145
Other long-term liabilities	1,936	5,109
Commitments and contingencies
Member's equity	420,645	418,141
Total liabilities and member's equity	$1,053,960	$1,050,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except common unit and per common unit amounts)

	Three Months Ended March 31,
	2024	2023
Net sales	$91,844	$74,246
Cost of sales	47,411	38,211
Gross profit	44,433	36,035
Selling, general and administrative expenses	22,900	18,845
Transaction expenses	176	183
Other income	-	48
Operating income	21,357	17,055
Interest expense, net	17,734	15,402
Income before income taxes	3,623	1,653
Income tax provision	(1,374)	(9,172)
Net income (loss)	$2,249	$(7,519)
Net income (loss) per common unit	$11,023.54	$(36,860.94)
Weighted average common units outstanding - basic and diluted	204	204

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$2,249	$(7,519)
Cumulative translation adjustments, net of tax	168	409
Comprehensive income (loss)	$2,417	$(7,110)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Member's Equity

(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Beginning Balance as of January 1	$418,141	$421,974
Net income (loss)	2,249	(7,519)
Stock-based compensation	87	92
Cumulative translation adjustments, net of tax	168	409
Ending Balance	$420,645	$414,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income (loss)	$2,249	$(7,519)
Adjustments:
Depreciation	2,678	2,446
Amortization of intangibles and other long-term assets	7,265	6,880
Amortization of debt issuance costs	452	835
Stock-based compensation	87	92
Deferred income taxes	(1,334)	7,939
Non-cash lease expense	151	167
Changes in assets and liabilities:
Accounts receivable	3,095	(5,916)
Inventories	(4,755)	(3,893)
Other assets	(3,544)	(530)
Accounts payable	1,400	1,103
Other liabilities	3,241	1,706
Environmental liabilities	(34)	(29)
Operating lease liabilities	(138)	(187)
Net cash provided by operating activities	10,813	3,094

Investing Activities
Capital expenditures	(2,401)	(1,910)
Net cash used in investing activities	(2,401)	(1,910)

Financing Activities
Payments of long-term debt	(1,736)	(1,273)
Payments of finance lease liabilities	(45)	(36)
Net cash used in financing activities	(1,781)	(1,309)

Effect of translation adjustments on cash and cash equivalents	32	(107)
Net increase (decrease) in cash and cash equivalents	6,663	(232)

Cash and cash equivalents, beginning of period	21,489	35,497
Cash and cash equivalents, end of period	$28,152	$35,265

Supplemental information
Interest paid during the period, net of capitalized amounts	$17,095	$14,775
Income taxes paid (refunds received) during the period, net	$240	$(185)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Notes to Condensed Consolidated Financial Statements

1. Organization

Prior to April 16, 2024, the Company operated as a Delaware limited liability company under the name Loar Holdings, LLC. On April 16, 2024, the Company converted to a Delaware corporation and changed its name to Loar Holdings Inc. (the Corporate Conversion). In the Corporate Conversion, all of the equity interests of the Company outstanding as of the date thereof were converted into shares of common stock. Specifically, holders of Loar Holdings, LLC units received 377,450.980392157 shares of common stock of Loar Holdings Inc. for each unit of Loar Holdings, LLC. The purpose of the Corporate Conversion was to reorganize the Company’s structure in advance of the public offering of common stock so that the entity offering the common stock to the public in the offering was a corporation rather than a limited liability company, so that the existing investors and new investors in the offering would own the Company’s common stock rather than equity interests in a limited liability company.

2. Basis of Presentation

As used in this Quarterly Report on Form 10-Q, unless expressly stated otherwise or the context otherwise requires, the terms “Loar,” the “Company,” “we,” “us” and “our” refer to Loar Holdings Inc. and its subsidiaries, collectively.

Principles of Consolidation

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended December 31, 2023 included in Loar Holdings Inc. Amendment No. 2 to Form S-1 filed on April 23, 2024. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (GAAP). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). The December 31, 2023 condensed consolidated balance sheet was derived from Loar Holdings, LLC’s audited financial statements for the year then-ended. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about reportable segments, and provides requirements for more detailed reporting of a segment’s expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and included within each reported measure of a segment’s profit or loss. Additionally, ASU 2023-07 requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning one year later. Early adoption is permitted, and the amendments must be applied retrospectively to all prior periods presented. The adoption of this guidance will not affect the Company’s consolidated results of operations, financial position or cash flows, and the Company is currently evaluating the standard to determine its impact on the Company’s disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires a public business entity to disclose specific categories in its annual effective tax rate reconciliation and provide disaggregated information about significant reconciling items by jurisdiction and by nature. The ASU also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. The standard makes several other changes to income tax disclosure requirements. This standard is effective for annual periods beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. The adoption of this guidance will not affect the Company’s consolidated results of operations, financial position or cash flows, and the Company is currently evaluating the standard to determine its impact on the Company’s disclosures.

3. Acquisitions

DAC Engineered Products, LLC

On July 3, 2023, the Company acquired Desser Aerospace’s Proprietary Solutions businesses from VSE Corporation (NASDAQ:VSEC; VSE) for $31.4 million in cash. The acquired entities operate as DAC Engineered Products, LLC (DAC). Under the purchase agreement, there is a potential future payout of up to $7.0 million to the seller related to achieving certain financial targets for 2024 and 2025. The fair value of the liability in connection with this contingent payout is de minimis. DAC’s products include, but are not limited to: carbon brake discs, steel brake discs, starter generators and vacuum generators, primarily for general aviation and regional jets.

The total purchase price was allocated to the underlying assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and the liabilities assumed at the transaction date (in thousands):

Assets acquired:
Current assets	$3,768
Property, plant and equipment	763
Intangible assets	10,500
Goodwill	17,529
Deferred taxes	448
Total assets acquired	33,008
Liabilities assumed:
Current liabilities	1,341
Long-term liabilities	249
Total liabilities assumed	1,590
Net assets acquired	$31,418

The results of operations of DAC are included in the Company’s condensed consolidated financial statements for the period subsequent to the completion of the acquisition.

Had the acquisition of DAC occurred as of January 1, 2023, net sales and income before income taxes on a pro forma basis for the three months ended March 31, 2023 would not have been materially different than the reported amounts.

CAV Systems Group Limited

On September 1, 2023, the Company, through its newly formed UK subsidiary, Change Acquisition Limited, acquired 100% of the stock of CAV Systems Group Limited (CAV), a leading provider of highly engineered ice protection and drag reduction systems for $29.0 million in cash. The Company recorded an additional $3.1 million in purchase price consideration that may be paid to the seller if CAV achieves certain financial targets for the years 2023 through 2026. The maximum payout to the seller related to achieving these financial targets are $18.4 million. The additional purchase consideration is recorded in other long-term liabilities in the accompanying condensed consolidated balance sheets.

The total purchase price was allocated to the underlying assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition in accordance with ASC 805, Business Combinations. The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and the liabilities assumed at the transaction date (in thousands):

Assets acquired:
Current assets	$7,922
Property, plant and equipment	6,605
Intangible assets	9,884
Goodwill	12,124
Deferred taxes	100
Total assets acquired	36,635
Liabilities assumed:
Current liabilities	6,610
Long-term liabilities	1,019
Total liabilities assumed	7,629
Net assets acquired	$29,006

The results of operations of CAV are included in the Company’s condensed consolidated financial statements for the period subsequent to the completion of the acquisition.

Had the acquisition of CAV occurred as of January 1, 2023, net sales and income before income taxes on a pro forma basis for the three months ended March 31, 2023 would not have been materially different than the reported amounts.

4. Revenue Recognition

All revenue recognized in the condensed consolidated statements of operations is considered to be revenue from contracts with customers.

Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services when control of the promised good or service is transferred to the customer. Substantially all of the Company’s revenue from contracts with customers is recognized at a point in time, which is generally upon shipment of goods to the customer.

The Company sells specialty aerospace components based on a customer purchase order, which generally includes a fixed price per unit. The Company satisfies the single performance obligation generally upon shipment of the goods, as this is when contractual control transfers to the customer and recognizes revenue at that point in time. Total revenues do not include taxes, such as sales tax or value-added tax, which are assessed by governmental authorities and collected by the Company.

Products are covered by a standard assurance warranty, generally extended for a period of 25 days to two years depending on the customer, which promises that delivered products conform to contract specifications. The Company does not offer refunds or accept returns, unless related to a defect or warranty related matter. The Company does not sell extended warranties and does not provide warranties outside of fixing defects that existed at the time of sale. As such, warranties are accounted for under ASC 460, Guarantees and not as a separate performance obligation.

Customers generally have payment terms between 30 and 90 days from the satisfaction of the performance obligations. As a practical expedient, the Company does not adjust the amount of consideration for a financing component, as the period between the transfer of goods or services and the customer’s payment is, at contract inception, expected to be one year or less.

Net sales by end market were as follows (in thousands):

	Three Months Ended March 31,
	2024			2023
	OEM Net Sales	Aftermarket Net Sales	Total Net Sales	OEM Net Sales	Aftermarket Net Sales	Total Net Sales
Commercial Aerospace	$16,193	$25,149	$41,342	$12,211	$22,919	$35,130
Business Jet and General Aviation	16,207	9,407	25,614	9,260	6,479	15,739
Total Commercial	32,400	34,556	66,956	21,471	29,398	50,869
Defense	7,786	8,849	16,635	7,392	7,842	15,234
Other	4,300	3,953	8,253	4,590	3,553	8,143
Total	$44,486	$47,358	$91,844	$33,453	$40,793	$74,246

5. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$33,069	$30,834
Work-in-process	25,789	25,394
Finished goods	23,712	21,734
Total	$82,570	$77,962

6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Land	$12,312	$12,312
Buildings and improvements	33,595	29,763
Machinery, equipment, furniture and fixtures	78,185	80,062
Total	124,092	122,137
Less: accumulated depreciation and amortization	(52,532)	(49,963)
Total	$71,560	$72,174

For the three months ended March 31, 2024 and 2023, there were no sales of property, plant and equipment.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Compensation and related benefits	$14,611	$12,926
Contingent purchase price consideration - CAV acquisition	3,130	-
Other	10,960	11,850
Total accrued expenses and other current liabilities	$28,701	$24,776

8. Long-Term Debt

The Company’s debt consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Term loans	537,511	$539,247
Less: unamortized debt issuance costs	(3,317)	(3,769)
Total net debt	534,194	535,478
Less: current portion	(6,896)	(6,896)
Long-term debt	$527,298	$528,582

The Company’s long-term debt at March 31, 2024 consisted of borrowings under its Eleventh Amended and Restated Credit Agreement (the Credit Agreement), originally entered into on October 2, 2017. Under the Credit Agreement, the Company has been provided borrowing availability in the form of terms loans, additional commitments in term loans (Delayed Draw Term Loan Commitments) and a $20.0 million revolving line of credit (Revolving Loans). The Credit Agreement is secured by substantially all of the Company's assets.

On April 28, 2023, we borrowed $20.0 million of available Delayed Draw Term Loans to finance the acquisition of DAC.

On June 30, 2023, the Credit Agreement was amended to extend the maturity date by eighteen months, extending it from October 2, 2024 to April 2, 2026. In addition, the London Interbank Offered Rate (LIBOR) Rate was replaced with Adjusted Term Secured Overnight Financing Rate (SOFR) as an election in which borrowings under the Credit Agreement accrue interest at the SOFR rate plus a margin of 7.25%.

On August 30, 2023, the Company borrowed $33.0 million of available Delayed Draw Term Loans to finance the acquisition of CAV.

On March 26, 2024, the Credit Agreement was amended to extend the termination date of the Delayed Draw Term Loan Commitment by approximately nine months, extending it from April 1, 2024 to December 31, 2024.

At March 31, 2024, there was $537.5 million outstanding under the Credit Agreement, and there remained availability of $47.0 million in Delayed Draw Term Loan Commitments and $20.0 million in Revolving Loans. Outstanding term loans and Delayed Draw Term Loans mature on April 2, 2026. Revolving Loans, if any, mature on April 2, 2025.

Borrowings under the term loans, the Delayed Draw Term Loans and Revolving Loans may be designated as a SOFR loan or base rate loan at the option of the borrower. The interest rate on the SOFR rate loans accrued interest at the SOFR rate plus a margin of 7.25%. The interest rate on the base rate loans accrue interest at the base rate plus a margin of 6.25%. Interest is paid every one, two, three or six months at the option of the Company. The unused portion of the revolving line of credit carries a commitment fee of 0.50%.

The Credit Agreement requires the maintenance of a quarterly leverage ratio. There are also certain non-financial covenants in place limiting us from, among other things, incurring other indebtedness, creating any liens on our properties, entering into merger or consolidation transactions, disposing of all or substantially all of our assets and payment of certain dividends and distributions. We were in compliance with all financial and nonfinancial covenants of the Credit Agreement as of March 31, 2024.

The Credit Agreement requires mandatory prepayments of the principal amount if there is excess cash flow, as defined, during a calendar year. The Credit Agreement permitted voluntary principal prepayments, in whole or in part, at a premium of 3.0% of the amount prepaid during the first year of the agreement, declining evenly to no premium after October 4, 2021. No voluntary prepayments were made under the Credit Agreement.

9. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, finance leases and debt. The carrying amounts of all financial instruments reported on the condensed consolidated balance sheets at March 31, 2024 and December 31, 2023 are considered to approximate fair value either due to the relatively short period of time between the origination of these financial instruments and their expected realization, or the interest rates associated with the debt obligations approximate current market rates.

10. Commitments and Contingencies

There are various lawsuits and claims pending against the Company incidental to its business. Although the final results in such suits and proceedings cannot be predicted with certainty, in the opinion of management, the ultimate liability, if any, will not have a material impact on the condensed consolidated financial statements.

11. Net Income (Loss) per Common Unit

Net income (loss) per common unit was computed as follows (in thousands, except common unit and per common unit amounts):

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$2,249	$(7,519)

Weighted average common units outstanding—basic	204	204
Effect of dilutive common units	—	—
Weighted average common units outstanding—diluted	204	204
Net income (loss) per common unit—basic and diluted	$11,023.54	$(36,860.94)

12. Income Taxes

At the end of each quarter, the Company makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.

During the three-month periods ended March 31, 2024 and March 31, 2023, the effective income tax rate was 37.9% and 554.9%, respectively. The 2024 effective tax rate decreased when compared to 2023, primarily due to the establishment of a valuation allowance against the Company’s deferred tax asset for its disallowed interest carryforward during the three months ended March 31, 2023.

The Company's effective income tax rate for the three-month period ended March 31, 2024 was higher than the federal statutory tax rate of 21% primarily due to an increase in the Company's U.S. valuation allowance and the tax on global intangible low-taxed income. The increase was partially offset by the deduction for foreign-derived intangible income, U.S. research and development credits and a decrease in the Company's foreign valuation allowance.

13. Subsequent Events

On April 16, 2024, the Company converted from a Delaware limited liability company under the name Loar Holdings, LLC to a Delaware corporation and changed its name to Loar Holdings Inc. (the Corporate Conversion). In the Corporate Conversion, all of the equity interests of the Company outstanding as of the date thereof were converted into shares of common stock. Specifically, holders of Loar Holdings, LLC units received 377,450.980392157 shares of common stock of Loar Holdings Inc. for each unit of Loar Holdings, LLC. The purpose of the Corporate Conversion was to reorganize the Company’s structure in advance of the public offering of common stock so that the entity offering the common stock to the public in the offering was a corporation rather than a limited liability company, so that the existing investors and new investors in the offering would own the Company’s common stock rather than equity interests in a limited liability company.

The registration statement related to the Company’s initial public offering (IPO) was declared effective on April 24, 2024, and the Company’s common stock began trading on the New York Stock Exchange on April 25, 2024. On April 29, 2024, the Company completed its IPO for the sale of 12.65 million shares of common stock, $0.01 par value per share, at a public offering price of $28.00 per share. The Company received net proceeds from the IPO of approximately $330.1 million after deducting underwriting discounts and commissions of $24.1 million.

On May 3, 2024, the Company used a portion of the net proceeds from its IPO to repay $284.6 million aggregate principal amount of term loans under its Credit Agreement plus accrued interest of $0.3 million.

On May 10, 2024, the Credit Agreement was amended and restated to extend the maturity date to May 10, 2030 and reduce the applicable margin by between 2.0 and 2.5 percentage points based on the Company’s leverage ratio. At the Company’s election, interest on loans will accrue at the SOFR rate plus the applicable margin of 4.75% or at the base rate plus the applicable margin of 3.75% as long as the Company maintains a leverage ratio of less than 5.5 to 1. The Company also increased the existing availability under its Delayed Draw Term Commitment to $100 million, which terminates if not drawn upon by May 10, 2026. In addition, the existing revolving line of credit under the Credit Agreement was replaced with a new revolving credit commitment of $50 million. The unused portion of the revolving line of credit carries a commitment fee of 0.375%. Loans outstanding under the revolving line of credit, if any, mature on May 10, 2029.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed consolidated financial statements including the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q contains both historical information and, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 19.4, as amended (the Exchange Act), and 27A of the Securities Act of 1933, as amended. All statements other than statements of historical fact included that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained throughout this Quarterly Report on Form 10-Q. These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to, among other things, our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q, including the risks outlined under “Risk Factors,” will be important in determining future results. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described under “Risk Factors” in the Quarterly Report on Form 10-Q. Since our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements, we cannot give any assurance that any of the events anticipated by these forward-looking statements will occur or, if any of them does occur, what impact they will have on our business, results of operations and financial condition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. We do not undertake any obligation to update these forward-looking statements or the risk factors contained in this Quarterly Report on Form 10-Q to reflect new information, future events or otherwise, except as may be required under federal securities laws.

Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q include but are not limited to: the sensitivity of our business to the number of flight hours that our customers’ planes spend aloft and our customers’ profitability, both of which are affected by general economic conditions; future geopolitical or other worldwide events; cyber-security threats and natural disasters; our reliance on certain customers; the U.S. defense budget and risks associated with being a government supplier including government audits and investigations; failure to maintain government or industry approvals; failure to complete or successfully integrate acquisitions; our indebtedness; potential environmental liabilities; liabilities arising in connection with litigation; increases in raw material costs, taxes and labor costs that cannot be recovered in product pricing; risks and costs associated with our international sales and operations; and other factors. Refer to Part II, Item 1A included in this Quarterly Report on Form 10-Q and to the sections of our Form S-1 titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for additional information regarding the foregoing factors that may affect our business.

Overview

We specialize in the design, manufacture, and sale of niche aerospace and defense components that are essential for today’s aircraft and aerospace and defense systems. We focus on mission-critical, highly engineered solutions with high intellectual property content. Furthermore, our products have significant aftermarket exposure, which has historically generated predictable and recurring revenue.

The products we manufacture cover a diverse range of applications supporting nearly every major aircraft platform in use today and include auto throttles, lap-belt airbags, two- and three-point seat belts, water purification systems, fire barriers, polyimide washers and bushings, latches, hold-open and tie rods, temperature and fluid sensors and switches, carbon and metallic brake discs, fluid and pneumatic-based ice protection, RAM air components, sealing solutions and motion and actuation devices, among others.

We primarily serve three core end markets: commercial, business jet and general aviation, and defense, which have long historical track records of consistent growth. We also serve a diversified customer base within these end markets where we maintain long-standing customer relationships. We believe that the demanding, extensive and costly qualification process for new entrants, coupled with our history of consistently delivering exceptional solutions for our customers, has provided us with leading market positions and created significant barriers to entry for potential competitors. By utilizing differentiated design, engineering, and manufacturing capabilities, along with a highly targeted acquisition strategy, we have sought to create long-term, sustainable value with a consistent, global business model.

As a specialized supplier in the aerospace and defense component industry, we believe we are well positioned to deliver innovative, mission-critical solutions to a wide array of aerospace and defense customers. Our key competitive strengths support our ability to offer differentiated solutions to our customers. We have a portfolio of mission-critical, niche aerospace and defense components that we believe hold leading market positions. We have intellectual property-driven proprietary products and expertise in an industry with high barriers to entry. We are strategically focused on higher-margin aftermarket content. We have highly diversified revenue streams, and our diversification stretches across end-markets, customers, platforms, and product category or application. We have an established business model with a lean, entrepreneurial structure. We have a disciplined and strategic approach to acquisitions with a history of successful integration. We have a track record of strong growth, margins and cash flow generation.

Corporate Conversion

Prior to April 16, 2024, we operated as a Delaware limited liability company under the name Loar Holdings, LLC. On April 16, 2024, we converted to a Delaware corporation and changed our name to Loar Holdings Inc. In the conversion, holders of Loar Holdings, LLC units received 377,450.980392157 shares of common stock of Loar Holdings Inc. for each unit of Loar Holdings, LLC. The purpose of the corporate conversion was to reorganize our structure so that the entity that offered our common stock to the public in our initial public offering (IPO) was a corporation rather than a limited liability company, so that existing investors and new investors in the offering would own our common stock rather than equity interests in a limited liability company.

Initial Public Offering

On April 29, 2024, we completed our IPO in which we issued and sold 12.65 million shares of our common stock at an IPO price of $28.00 per share. We received net proceeds from the IPO of $326.1 million after deducting underwriting discounts and offering costs.

Credit Agreement Amendment and Restatement

On May 10, 2024, the Credit Agreement was amended and restated to extend the maturity date to May 10, 2030 and reduce the applicable margin by between 2.0 and 2.5 percentage points based on our leverage ratio. At our election, interest on loans will accrue at the SOFR rate plus the applicable margin of 4.75% or at the base rate plus the applicable margin of 3.75% as long as we maintain a leverage ratio of less than 5.5 to 1. We also increased the existing availability under our Delayed Draw Term Commitment to $100 million, which terminates if not drawn upon by May 10, 2026. In addition, the existing revolving line of credit under the Credit Agreement was replaced with a new revolving credit commitment of $50 million. The unused portion of the revolving line of credit carries a commitment fee of 0.375%. Loans outstanding under the revolving line of credit, if any, mature on May 10, 2029.

Results of Operations

The following table sets forth, for the three months ended March 31, 2024 and 2023, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (in thousands unless otherwise indicated):

	Three Months Ended March 31,
	2024		2023
	Dollars	% of Net Sales	Dollars	% of Net Sales
Net sales	$91,844	100.0%	$74,246	100.0%
Cost of sales	47,411	51.6%	38,211	51.5%
Gross profit	44,433	48.4%	36,035	48.5%
Selling, general and administrative expenses	22,900	24.9%	18,845	25.4%
Transaction expenses	176	0.2%	183	0.2%
Other income	—	—%	48	0.1%
Operating income	21,357	23.3%	17,055	23.0%
Interest expense, net	17,734	19.4%	15,402	20.8%
Income before income taxes	3,623	3.9%	1,653	2.2%
Income tax provision	(1,374)	(1.5)%	(9,172)	(12.3)%
Net income (loss)	2,249	2.4%	(7,519)	(10.1)%
Cumulative translation adjustments, net of tax	168	0.2%	409	0.5%
Comprehensive income (loss )	$2,417	2.6%	$(7,110)	(9.6)%
Other Data:
EBITDA (1)	$31,300		$26,381
Adjusted EBITDA (1)	33,030		26,846
Net income (loss) margin		2.4%		(10.1)%
Adjusted EBITDA Margin (1)		36.0%		36.2%

(1)
Refer to “Non-GAAP Financial Measures” in this management’s discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable GAAP financial measure.

Financial and Operational Highlights

Three months ended March 31, 2024 compared with three months ended March 31, 2023

Net Sales

Net sales for the three months ended March 31, 2024 increased $17.6 million, or 23.7%, to $91.8 million as compared to $74.2 million for the three months ended March 31, 2023.

Net organic sales represent net sales from our existing businesses for comparable periods and exclude net sales from acquisitions. We include net sales from new acquisitions in net organic sales from the 13th-month after the acquisition on a comparative basis with the prior period. Net acquisition sales for the three months ended March 31, 2024 represent net sales from acquisitions that were completed in 2023 for which there are no comparable net sales during the prior year. We believe this measure provides an understanding of underlying sales trends as it provides net sales comparisons on a consistent basis. We do not believe our net sales are subject to significant seasonal variations. See Note 3, Acquisitions, of the Notes to Condensed Consolidated Financial Statements for further information on the Company’s acquisition activities.

Organic Sales

Net organic sales for the three months ended March 31, 2024 increased $8.3 million, or 11.1%, to $82.5 million as compared to $74.2 million for the three months ended March 31, 2023. The increase in net organic sales was primarily related to increases in OEM total commercial sales ($6.0 million, an increase of 27.9%), aftermarket total commercial sales ($1.0 million, an increase of 3.3%) and defense sales ($1.2 million, an increase of 7.9%). The increase in OEM total commercial sales was driven primarily by increases in aircraft production across a significant portion of the platforms we supply, including general aviation, wide-body and narrow-body aircraft, as an improving supply chain has allowed us to deliver parts that were previously held because our customers were experiencing bottlenecks in other areas of their supply chains. The increase in aftermarket total commercial sales was primarily due to the continuing recovery in commercial air travel demand, partially offset by destocking at a handful of our distributors and end customers. The increase in defense sales was primarily driven by increased market share due to new product launches.

Acquisition Sales

Net acquisition sales of $9.3 million for the three months ended March 31, 2024 is made up of DAC and CAV which were acquired on July 3, 2023 and September 1, 2023, respectively. This represents 12.6% of the increase in total net sales for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Gross Profit and Cost of Sales

Cost of sales for the three months ended March 31, 2024 increased $9.2 million or 24.1% to $47.4 million compared to $38.2 million for the three months ended March 31, 2023. Cost of sales and the related percentage of net sales for the three months ended March 31, 2024 and 2023 were as follows (in thousands except for percentages):

	Three Months Ended March 31,
	2024	2023	Change	% Change
Cost of sales - excluding costs below	$45,756	$37,419	$8,337	22.3%
% of net sales	49.8%	50.4%
Amortization of intangible and other long-term assets	855	792	63	8.0%
% of net sales	0.9%	1.1%
Acquisition integration costs	800	—	800	—%
% of net sales	0.9%	—%
Total cost of sales	$47,411	$38,211	$9,200	24.1%
% of net sales	51.6%	51.5%
Gross profit (Net sales less Total cost of sales)	$44,433	$36,035	$8,398	23.3%
Gross profit percentage (Gross profit / Net sales)	48.4%	48.5%

Cost of sales for the three months ended March 31, 2024 increased 0.1% as a percentage of net sales to 51.6% from 51.5% in the comparable period last year. This increase in cost of sales is primarily attributable to the impact of costs related to the consolidation of certain operations as well as the DAC and CAV acquisitions which were not included in the results for the three months ended March 31, 2023. These increases were partially offset by the effect of our fixed overhead costs supporting higher production and sales levels.

The sales mix toward slightly lower margin OEM in our organic total commercial sales, as well as the impact of the higher OEM sales mix of acquisition sales more than offset the increase in organic sales margins due to volume and pricing. This, along with acquisition integration costs resulted in comparable gross profit percentages of net sales for both periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $4.1 million to $22.9 million, or 24.9% as a percentage of net sales, for the three months ended March 31, 2024 from $18.8 million, or 25.4% as a percentage of net sales, for the three months ended March 31, 2023. Selling, general and administrative expenses and the related percentage of net sales for the three months ended March 31, 2024 and 2023 were as follows (amounts in thousands except for percentages):

	Three Months Ended March 31,
	2024	2023	Change	% Change
Selling, general and administrative expenses - excluding costs below	$13,706	$10,999	$2,707	24.6%
% of net sales	14.9%	14.9%
Amortization of intangible and other long-term assets	6,411	6,088	323	5.3%
% of net sales	7.0%	8.2%
Stock based compensation expense	87	92	(5)	(5.4)%
% of net sales	0.1%	0.1%
Acquisition integration costs	667	238	429	180.3%
% of net sales	0.7%	0.3%
Research and development expenses	2,029	1,428	601	42.1%
% of net sales	2.2%	1.9%
Total selling, general and administrative expenses	$22,900	$18,845	$4,055	21.5%
% of net sales	24.9%	25.4%

Selling, general and administrative expenses for the three months ended March 31, 2024 were $22.9 million compared to $18.8 million for the three months ended March 31, 2023. The increase in expenses was primarily driven by the impact of the acquisitions of DAC and CAV in 2023 as well as acquisition integration costs resulting from the consolidation of manufacturing operations.

Selling, general and administrative expenses declined by 0.5% as a percentage of net sales for the three months ended March 31, 2024 when compared to the same period in 2023. This was primarily driven by increased sales volume and the leveraging of fixed costs, offset by the DAC and CAV acquisitions in 2023.

Transaction Expenses

Transaction expenses for the three months ended March 31, 2024 and 2023 were $0.2 million. Transaction costs can fluctuate depending on the size and number of acquisitions in each year.

Other Income

Other income for the three months ended March 31, 2023, of $48 thousand was related to a grant from the U.S. Department of Transportation under the Aviation Manufacturing Jobs Protection Program (AMJP). There was no other income during the three months ended March 31, 2024.

Operating Income

Operating income for the three months ended March 31, 2024, was $21.4 million, or 23.3% as a percentage of net sales, compared to $17.1 million, or 23.0% as a percentage of net sales for the three months ended March 31, 2023. The increase in operating income is due to the factors discussed above.

Interest Expense

Interest expense for the three months ended March 31, 2024 increased $2.3 million, or 15.1%, to $17.7 million compared to $15.4 million for the three months ended March 31, 2023. This increase was attributable to interest on additional borrowings associated with the acquisitions of DAC and CAV in 2023 and the continued rising interest rates. Interest rates under our Credit Agreement are subject to variability based on market conditions.

Income Tax Provision

The income tax provision for the three months ended March 31, 2024 decreased $7.8 million to $1.4 million compared to $9.2 million for the three months ended March 31, 2023. The decrease was a result of establishment of a valuation allowance against the Company’s deferred tax asset for its disallowed interest carryforward during the three months ended March 31, 2023.

Net Income (Loss)

Net income for the three months ended March 31, 2024 was $2.2 million, or 2.4% as a percentage of net sales, compared to the net loss for the three months ended March 31, 2023 of $7.5 million, or 10.1% as a percentage of net sales. The improvement in results is primarily due to the valuation allowance recognized in the year ago period in addition to the factors discussed above.

Outlook

As we look to the remainder of 2024, we anticipate net sales growth to be driven by organic growth, in particular the conversion of high levels of backlog of our existing products, and the impact from strategic acquisitions. Backlog primarily consists of firm orders for products that have not yet shipped. Additionally, continued inflationary pressures and supply chain disruptions may lead to higher material and labor costs. These pressures and disruptions have not had a material effect on our results of operations or capital resources, and we do not expect them to materially affect our outlook or business goals. During 2024, we have continued and plan to continue our commitment to develop new products and services, further market penetration, and pursue an aggressive acquisition strategy while seeking to maintain our financial strength and flexibility.

Liquidity and Capital Resources

The following table summarizes our capitalization as of March 31, 2024 and December 31, 2023 (in thousands, unless otherwise indicated):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$28,152	$21,489
Debt:
Credit Agreement debt (including current portion)	534,194	535,478
Finance lease liabilities (including current portion)	3,547	3,591
Total debt	537,741	539,069
Member’s equity	420,645	418,141
Total capitalization (debt plus equity)	958,386	957,210
Total debt to total capitalization	56%	56%

Our principal historical liquidity requirements have been for acquisitions, capital expenditures, servicing indebtedness and working capital needs. We fund our investing activities primarily from cash provided by our operating and financing activities. As of March 31, 2024, we had availability of $47 million of a Delayed Draw Term Loans Commitment (as defined below) and a $20 million revolving line of credit. Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our Credit Agreement will be sufficient to fund our cash requirements for at least the next twelve months. As we continue to expand our business, including by any acquisitions we may make, we may in the future require additional working capital for increased costs. See “Credit Agreement” (below) for additional detail regarding our financing activities.

Operating Activities

Net cash provided by operating activities was $10.8 million in the three months ended March 31, 2024 compared to $3.1 million in the three months ended March 31, 2023. The change in accounts receivable during the three months ended March 31, 2024 provided cash of $3.1 million compared to a use of cash of $5.9 million during the three months ended March 31, 2023. The source of cash for the three months ended March 31, 2024 was primarily attributable to the collection of certain large receivables. The increase in the use of cash of $5.9 million for the three months ended March 31, 2023 was primarily attributable to the increase in sales volume and related timing of cash receipts. We actively manage our accounts receivable, along with the related aging and collection efforts.

The change in inventories during the three months ended March 31, 2024 was due to a use of cash of $4.8 million compared to a use of cash of $3.9 million in the comparable prior year period. The increase in the use of cash of $0.9 million was primarily driven by increased purchasing to mitigate the effects of supply chain challenges in support of the anticipated increase in 2024 sales volume.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2024 and 2023 was due to capital expenditures of $2.4 million and $1.9 million, respectively.

Financing Activities

Net cash used in financing activities in the three months ended March 31, 2024 and 2023 was principally related to payments on our Credit Agreement of $1.7 million and $1.3 million, respectively.

Credit Agreement

Our long-term debt consists of borrowings under our Credit Agreement, originally entered into on October 2, 2017.

On April 28, 2023, we borrowed $20.0 million of available Delayed Draw Term Loans to finance the acquisition of DAC.

On June 30, 2023, the Credit Agreement was amended to extend the maturity date by eighteen months, extending it from October 2, 2024 to April 2, 2026. In addition, the London Interbank Offered Rate (LIBOR) Rate was replaced with Adjusted Term Secured Overnight Financing Rate (SOFR) as an election in which borrowings under the Credit Agreement accrue interest at the SOFR rate plus a margin of 7.25%.

On August 30, 2023, the Company borrowed $33.0 million of available Delayed Draw Term Loans to finance the acquisition of CAV.

On March 26, 2024, the Credit Agreement was amended to extend the termination date of the Delayed Draw Term Loan Commitment by approximately nine months, extending it from April 1, 2024 to December 31, 2024.

At March 31, 2024, there was $537.5 million outstanding under the Credit Agreement, and there remained available $47.0 million in Delayed Draw Term Loans Commitment and a $20.0 million revolving line of credit. Outstanding term loans and Delayed Draw Term Loans mature on April 2, 2026. Revolving Loans, if any, mature on April 2, 2025.

Borrowings under the term loans, the Delayed Draw Term Loans and the Revolving Line of Credit may be designated as a SOFR loan or base rate loan at the option of the borrower. The interest rate on the SOFR rate loans accrued interest at the SOFR rate plus a margin of 7.25%. The interest rate on the base rate loans accrue interest at the base rate plus a margin of 6.25%. Interest is paid every one, two, three or six months at the option of the Company. The unused portion of the Revolving Line of Credit carries a commitment fee of 0.50%.

The Credit Agreement requires the maintenance of a quarterly leverage ratio. There are also certain non-financial covenants in place limiting us from, among other things, incurring other indebtedness, creating any liens on our properties, entering into merger or consolidation transactions, disposing of all or substantially all of our assets and payment of certain dividends and distributions. We were in compliance with all financial and nonfinancial covenants of the Credit Agreement as of March 31, 2024.

The Credit Agreement requires mandatory prepayments of the principal amount if there is excess cash flow, as defined, during a calendar year. The Credit Agreement permitted voluntary principal prepayments, in whole or in part, at a premium of 3.0% of the amount prepaid during the first year of the agreement, declining evenly to no premium after October 4, 2021. No voluntary prepayments were made under the Credit Agreement.

Other Obligations and Commitments

We have future obligations under various contracts relating to debt and interest payments, finance and operating leases and our post-retirement benefit plan. During the three months ended March 31, 2024, there were no material changes to these obligations as described in our December 31, 2023 annual financial statements reported in the Company’s Form S-1 filed with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Critical Accounting Estimates

Our condensed consolidated unaudited financial statements have been prepared in conformity with U.S. GAAP for interim financial statements and include the accounts of the Company and its subsidiaries. Often, management’s judgment is needed in the selection and application of certain accounting policies and methods. However, investors are cautioned that the sensitivity of financial statements to these methods, assumptions and estimates could create materially different results under different conditions or using different assumptions.

A complete and comprehensive discussion of our most critical accounting policies that require management to make judgments about matters that are inherently uncertain was included in Management’s Discussion and Analysis of Financial Condition and Results of Operations– Critical Accounting Estimates for the year ended December 31, 2023 which was filed with Amendment No. 2 to Form S-1 filed on April 23, 2024. Refer to Note 2, Basis of Presentation, of the notes to the condensed consolidated financial statements included herein for updates to disclosures of accounting standards recently adopted or required to be adopted in the future.

Non-GAAP Financial Measures

We present below certain financial information based on our EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin. References to “EBITDA” mean earnings before interest, taxes, depreciation and amortization, references to “Adjusted EBITDA” mean EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliations of net income (loss) to EBITDA and Adjusted EBITDA, and references to “Adjusted EBITDA Margin” refer to Adjusted EBITDA divided by net sales. EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin are not measurements of financial performance under U.S. GAAP. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we believe they are useful indicators for evaluating operating performance. In addition, our management uses Adjusted EBITDA to review and assess the performance of the management team in connection with employee incentive programs and to prepare its annual budget and financial projections. Moreover, our management uses Adjusted EBITDA of target companies to evaluate acquisitions.

Although we use EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin as measures to assess the performance of our business and for the other purposes set forth above, the use of non-GAAP financial measures as analytical tools has limitations, and you should not consider any of them in isolation, or as a substitute for analysis of our results of operations as reported in accordance with U.S. GAAP. Some of these limitations are:

•
EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin do not reflect the significant interest expense, or the cash requirements, necessary to service interest payments on our indebtedness;
•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and the cash requirements for such replacements are not reflected in EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin;
•
EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin exclude the cash expense we have incurred to integrate acquired businesses into our operations, which is a necessary element of certain of our acquisitions;
•
the omission of the substantial amortization expense associated with our intangible assets further limits the usefulness of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin; and
•
EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin do not include the payment of taxes, which is a necessary element of our operations.

Because of these limitations, EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin should not be considered as measures of cash available to us to invest in the growth of our business. Management compensates for these limitations by not viewing EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in isolation and specifically by using other U.S. GAAP measures, such as net sales and operating profit, to measure our operating performance. EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin are not measurements of financial performance under U.S. GAAP, and they should not be considered as alternatives to net income (loss) or cash flow from operations determined in accordance with U.S. GAAP. Our calculations of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to the calculations of similarly titled measures reported by other companies.

The following table sets forth a reconciliation of net income (loss) to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the three months ended March 31, 2024 and 2023 (in thousands unless otherwise indicated):

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$2,249	$(7,519)
Adjustments:
Interest expense, net	17,734	15,402
Income tax provision	1,374	9,172
Operating income	21,357	17,055
Depreciation	2,678	2,446
Amortization	7,265	6,880
EBITDA	31,300	26,381
Adjustments:
Other income (1)	—	(48)
Transaction expenses (2)	176	183
Stock-based compensation (3)	87	92
Acquisition integration costs (4)	1,467	238
Adjusted EBITDA	$33,030	$26,846
Net sales	$91,844	$74,246
Net income (loss) margin	2.4%	(10.1)%
Adjusted EBITDA Margin	36.0%	36.2%

(1)
Represents a grant from the U.S. Department of Transportation under the AMJP.
(2)
Represents third party transaction-related costs for acquisitions comprising deal fees, legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.
(3)
Represents the non-cash compensation expense recognized by the Company for our restricted equity unit awards.
(4)
Represents costs incurred to integrate acquired businesses and product lines into our operations, facility relocation costs and other acquisition-related costs.

JOBS Act Election

We are currently an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risks are described more fully within Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of Amendment No. 2 to Form S-1 filed on April 23, 2024. These market risks have not materially changed for the three months ended March 31, 2024.

Item 4. Controls and Procedures.

We are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Upon becoming a public company, we will be required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which will require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we will be required to disclose material changes made to our internal controls and procedures on a quarterly basis, we will not be required to make our first assessment of the effectiveness of our internal control over financial reporting under Section 404 until our second annual report on Form 10-K after we become a public company.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with the other information contained in Amendment No. 2 to Form S-1 filed on April 23, 2024, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our audited financial statements and the related notes, as well as the information above in the section entitled “Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These material risks and uncertainties could negatively affect our business and financial condition and could cause our actual results to differ materially from those expressed in forward-looking statements contained in this Quarterly Report on Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe are immaterial, also may impair our business operations and financial condition. In that event, the trading price of our common stock could decline, and you could lose part, or all, of your investment.

Risks Related to Our Strategy

Our business focuses almost exclusively on the aerospace and defense industry.

During a prolonged period of significant market disruption in the aerospace and defense industry, such as the adverse impact the COVID-19 pandemic had on the commercial aerospace market, and other macroeconomic factors such as when recessions occur, our business may be disproportionately impacted compared to companies that are more diversified in the industries they serve. A more diversified company with significant sales and earnings derived from outside the aerospace and defense sector may be able to recover more quickly from significant market disruptions.

We rely heavily on certain customers for a significant portion of our sales.

Our customers are concentrated in the aerospace industry. Our two largest customers accounted for approximately 24% of net sales during the year ended December 31, 2023. A material reduction in purchasing by one of our larger customers for any reason, including, but not limited to, general economic or aerospace market downturn, decreased production, strike, or resourcing, or the COVID-19 pandemic could have a material adverse effect on results of operations, financial position and cash flows.

We have in the past consummated acquisitions and intend to continue to pursue acquisitions. Our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms, or if we cannot effectively integrate acquired operations.

A significant portion of our growth has occurred through acquisitions. Any future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions. We intend to pursue acquisitions that we believe present opportunities consistent with our overall business strategy. However, we may not be able to find suitable acquisition candidates to purchase or may be unable to acquire desired businesses or assets on acceptable terms or at all, including due to a failure to receive necessary regulatory approvals. In addition, we may not be able to raise the capital necessary to fund future acquisitions. Because we may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including regulatory complications or difficulties in employing sufficient staff and maintaining operational and management oversight.

We regularly engage in discussions with respect to potential acquisition and investment opportunities. If we consummate an acquisition, our capitalization and results of operations may change significantly. Future acquisitions could result in margin dilution and likely result in the incurrence of additional debt and an increase in interest and amortization expenses or periodic impairment charges related to goodwill and other intangible assets as well as significant charges relating to integration costs.

The businesses we acquire may not perform in accordance with expectations and our business judgments concerning the value, strengths and weaknesses of businesses acquired may prove incorrect. In addition, we may not be able to successfully integrate any business we acquire into our existing business. The successful integration of new businesses depends on our ability to manage these new businesses and bring operating and compliance standards to levels consistent with our existing businesses. Assimilating operations and products may be unexpectedly difficult. The successful integration of future acquisitions may also require substantial attention from our senior management and the management of the acquired business, which could decrease the time that they have to serve and attract customers, develop new products and services or attend to other acquisition opportunities. Additional potential risks include that we may lose key employees, customers or vendors of an acquired business, and we may become subject to pre-existing liabilities and obligations of the acquired businesses.

We depend on our executive officers, senior management team and highly trained employees, and any work stoppage, difficulty hiring similar employees, or ineffective succession planning could adversely affect our business.

Because our products are highly engineered, we depend on an educated and trained workforce. Historically, substantial competition for skilled personnel in the aerospace and defense industry has existed, and we could be adversely affected by a shortage of skilled employees. We may not be able to fill new positions or vacancies created by expansion or turnover or attract and retain qualified personnel. We may not be able to continue to hire, train and retain qualified employees at current wage rates since we operate in a competitive labor market, and currently significant inflationary and other pressures on wages exist.

Although we believe that our relations with our employees are satisfactory, we may not be able to negotiate a satisfactory renewal of collective bargaining agreements, satisfy workers councils, or maintain stable employee relations. Because we strive to limit the volume of finished goods inventory, any work stoppage could materially and adversely affect our ability to provide products to our customers.

In addition, our success depends in part on our ability to attract and motivate our senior management and key employees. Achieving this objective may be difficult due to a variety of factors, including fluctuations in economic and industry conditions, competitors’ hiring practices, and the effectiveness of our compensation programs. Competition for qualified personnel can be intense. If we are unable to effectively provide for the succession of key personnel, senior management and our executive officers, our business, results of operations, cash flows and financial condition may be adversely affected.

Because our operations are conducted through our subsidiaries, we are dependent on the receipt of distributions and dividends or other payments from our subsidiaries for cash to fund our operations and expenses and future dividend payments, if any.

Our operations are conducted through our subsidiaries. As a result, our ability to make future dividend payments, if any, is dependent on the earnings of our subsidiaries and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings and other business considerations and may be subject to statutory or contractual restrictions. We do not expect to declare or pay dividends on our common stock for the foreseeable future; however, if we determine in the future to pay dividends on our common stock, the agreements governing our outstanding indebtedness significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us.

We may need to raise additional capital, and we cannot be sure that additional financing will be available.

To satisfy existing obligations and support the development of our business, we depend on our ability to generate cash flow from operations and to borrow funds. We may require additional financing for liquidity, capital requirements or growth initiatives. We may not be able to obtain financing on terms and at interest rates that are favorable to us or at all. Any inability by us to obtain financing in the future could have a material adverse effect on our business, financial position, results of operations and cash flows.

In addition, if we were to undertake a substantial acquisition for cash, the acquisition would likely need to be financed in part through additional financing from banks, through offerings of debt or equity securities or through other arrangements. Such acquisition financing might increase our net loss and net loss margin, or decrease our net income, EBITDA, Adjusted EBITDA, net income margin and Adjusted EBITDA Margin and adversely affect our leverage. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms if and when required.

Our business may be adversely affected by changes in budgetary priorities of the U.S. Government.

Because a significant percentage of our revenue is derived either directly or indirectly from contracts with the U.S. Government, changes in federal government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs that we support or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts, any of which could result in decreased sales of our products.

We generally do not have guaranteed future sales of our products. Further, when we enter into fixed price contracts with some of our customers, we take the risk for cost overruns.

As is customary in our business, we do not generally have long-term contracts with most of our aftermarket customers and, therefore, do not have guaranteed future sales. Although we have long-term contracts with many of our OEM customers, many of those customers may terminate the contracts on short notice and, in most cases, our customers have not committed to buy any minimum quantity of our products. In addition, in certain cases, we must anticipate the future volume of orders based upon the historic purchasing patterns of customers and upon our discussions with customers as to their anticipated future requirements, and this anticipated future volume of orders may not materialize, which could result in excess inventory, inventory write-downs, or lower margins.

We also have entered into multi-year, fixed-price contracts with some of our customers, pursuant to which we have agreed to perform the work for a fixed price and, accordingly, realize all the benefit or detriment resulting from any decreases or increases in the costs of making these products. This risk is greater in a high inflationary environment. Sometimes we accept a fixed-price contract for a product that we have not yet produced, and this increases the risk of cost overruns or delays in the completion of the design and manufacturing of the product. Some of our contracts do not permit us to recover increases in raw material prices, taxes or labor costs.

Risks Related to Our Operations

Our sales to manufacturers of aircraft are cyclical, and a downturn in sales to these manufacturers may adversely affect us.

Our sales to manufacturers of large commercial aircraft, as well as manufacturers of business jets have historically experienced periodic downturns. In the past, these sales have been affected by airline profitability, which is impacted by, among other things, fuel and labor costs, price competition, interest rates, downturns in the global economy and national and international events. In addition, sales of our products to manufacturers of business jets are impacted by, among other things, downturns in the global economy. In recent years, such as in 2021 and the second half of 2020, we experienced decreased sales across the commercial OEM sector, driven primarily by the decrease in production by Boeing and Airbus related to reduced demand in the commercial aerospace industry from the COVID-19 pandemic, and airlines deferring or cancelling orders. Regulatory and quality challenges could also have an adverse impact. Downturns adversely affect our results of operations, financial position and cash flows.

Furthermore, because of the lengthy research and development cycle involved in bringing new products to market, we cannot predict the economic conditions that will exist when a new product is introduced. A reduction in capital spending in the aviation or defense industries could have a significant effect on the demand for our products, which could have an adverse effect on our financial performance or results of operations.

Our business depends on the availability and pricing of certain components and raw materials from suppliers.

Our business is affected by the price and availability of the raw materials and component parts that we use to manufacture our components. Our business, therefore, could be adversely impacted by factors affecting our suppliers (such as the destruction of our suppliers’ facilities or their distribution infrastructure, a work stoppage or strike by our suppliers’ employees or the failure of our suppliers to provide materials of the requisite quality), or by increased costs of such raw materials or components if we were unable to pass along such price increases to our customers.

We currently are experiencing supply shortages and inflationary pressures for certain components and raw materials that are important to our manufacturing process. Expected growth in the global economy may exacerbate these pressures on us and our suppliers, and we expect these supply chain challenges and cost impacts to continue for the foreseeable future. Because we strive to limit the volume of raw materials and component parts on hand, our business would be adversely affected if we were unable to obtain these raw materials and components from our suppliers in the quantities and at the times we require or on favorable terms. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive process to obtain aviation authority and OEM certifications for aerospace products could prevent efficient replacement of a supplier, raw material or component part.

Our operations depend on our manufacturing facilities, which are subject to physical and other risks that could disrupt production.

Our operations and those of our customers and suppliers have been and may again be subject to natural disasters, climate change-related events, pandemics or other business disruptions, which could seriously harm our results of operation and increase our costs and expenses. Some of our manufacturing facilities are located in regions that may experience earthquakes or be impacted by severe weather events, such as increased storm frequency or severity in the Atlantic and fires in hotter and drier climates. These could result in potential damage to our physical assets as well as disruptions in manufacturing activities. Some of our manufacturing facilities are located in areas that may be at risk due to rising sea levels. Moreover, some of our manufacturing facilities are located in areas that could experience decreased access to water due to climate issues, including, but not limited to, our facilities in California.

We are also vulnerable to damage from other types of disasters, including power loss, fire, explosions, floods, communications failures, terrorist attacks and similar events. Disruptions could also occur due to health- related outbreaks and crises, cyber-attacks, computer or equipment malfunction (accidental or intentional), operator error or process failures. Should insurance or other risk transfer mechanisms, such as our existing disaster recovery and business continuity plans, be insufficient to recover all costs, we could experience a material adverse effect on our business, results of operations, financial position and cash flows.

Our business may be adversely affected if we were to lose our government or industry approvals, if more stringent government regulations were enacted or if industry oversight were to increase.

The aerospace industry is highly regulated in the U.S. and in other countries. In order to sell our products, we and the products we manufacture must be certified by the FAA, the DOD and similar agencies in foreign countries and by individual manufacturers. If new and more stringent government regulations are adopted or if industry oversight increases, we might incur significant expenses to comply with any new regulations or heightened industry oversight. In addition, if any existing material authorizations or approvals were revoked or suspended, our business would be adversely affected.

We are at times required to obtain approval to export our products from U.S. Government agencies and similar agencies elsewhere in the world. U.S. laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and the sanctions administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). EAR restricts the export of commercial and dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services.

Failure to obtain approval to export, or a determination by the U.S. Government or similar agencies elsewhere in the world from which we failed to receive required approvals or licenses, could eliminate or restrict our ability to sell our products outside the United States or another country of origin, and the penalties that could be imposed by the U.S. Government or other applicable government for failure to comply with these laws could be significant.

Our commercial business is sensitive to the number of flight hours that our customers’ planes spend aloft, the size and age of the worldwide aircraft fleet and our customers’ profitability. These items are, in turn, affected by general economic and geopolitical and other worldwide conditions.

Our commercial business is directly affected by, among other factors, changes in Revenue Passenger Kilometers ("RPKs"), the size and age of the worldwide aircraft fleet, the percentage of the fleet that is out-of-warranty and changes in the profitability of the commercial airline industry. RPKs and airline profitability have historically been correlated with the general economic environment, although national and international events also play a key role. For example, in addition to the COVID-19 pandemic and the adverse impact it had on the airline industry, past examples in which the airline industry has been negatively affected include downturns in the global economy, higher fuel prices, increased security concerns among airline customers following the events of September 11, 2001, the Severe Acute Respiratory Syndrome (also known as “SARS”) epidemic, and conflicts abroad. Future geopolitical or other worldwide events, such as war, terrorist acts, or additional worldwide infectious disease outbreaks could also impact our customers and our sales to them.

In addition, global market and economic conditions have been challenging due to turbulence in the U.S. and international markets and economies and have prolonged declines in business and consumer spending. As a result of the substantial reduction in airline traffic resulting from the aforementioned events, the airline industry incurred large losses and financial difficulties. Some carriers parked or retired a portion of their fleets and reduced workforces and flights. During periods of reduced airline profitability, some airlines may delay purchases of spare parts, preferring instead to deplete existing inventories, and delay refurbishments and discretionary spending. If demand for spare parts decreases, there would be a decrease in demand for certain products. An adverse change in demand would impact our results of operations, collection of accounts receivable and our expected cash flow generation from current and acquired businesses which may adversely impact our financial condition and access to capital markets.

Technology failures or cyber security breaches or other unauthorized access to our information technology systems or sensitive or proprietary information could have an adverse effect on the Company’s business and operations.

We rely on information technology systems to process, transmit, store, and protect electronic information. For example, a significant portion of the communications between our personnel, customers, suppliers and vendors depends on information technology and we rely on access to such information systems for our operations. Additionally, we rely on third-party service vendors to execute certain business processes and maintain certain information technology systems and infrastructure. The security measures in place may not prevent disruptions, failures, computer viruses or other malicious codes, malware or ransomware incidents, unauthorized access attempts, theft of intellectual property, trade secrets, or other corporate assets, denial of service attacks, phishing, hacking by common hackers, criminal groups or nation-state organizations or social activist (“hacktivist”) organizations, and other cyber-attacks or other privacy or security breaches in the information technology, phone systems or other systems (whether due to third-party action, bugs or vulnerabilities, physical break-ins, employee error, malfeasance or otherwise) of the Company, our customers or third parties, which could adversely affect our communications and business operations. Further, events such as natural disasters, fires, power outages, systems failures, telecommunications failures, employee error or malfeasance or other catastrophic events could similarly cause interruptions, disruptions or shutdowns, or exacerbate the risk of the failures described above. These risks may be increased as more employees work from home. We may not have the resources or technical sophistication to anticipate, prevent or detect rapidly evolving types of cyber-attacks and other security risks. Attacks may be targeted at us, our customers, suppliers or vendors, or others who have entrusted us with information. To date, the Company has not experienced any material impact to the business or operations resulting from information or cybersecurity attacks. However, because of the frequently changing attack techniques, along with the increased volume, persistence and sophistication of the attacks, the Company may be adversely impacted in the future. Because such techniques change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient control measures to defend against these techniques. Once a security incident is identified, we may be unable to remediate or otherwise respond to such an incident in a timely manner. While the Company has policies and procedures in place, including system monitoring and data back-up processes to prevent or mitigate the effects of these potential disruptions or breaches, security breaches and other disruptions to information technology systems could interfere with our operations. Any failure to maintain, or disruption to, our information technology systems, whether as a result of cybersecurity attacks or otherwise, could damage our reputation, subject the Company to legal claims and proceedings or remedial actions, create risks of violations of data privacy laws and regulations, and cause us to incur substantial additional costs. Existing or emerging threats may have an adverse impact on our systems or communications networks and, further, technological enhancements to prevent business interruptions could require increased spending. Furthermore, security breaches pose a risk to confidential data and intellectual property, which could result in damage to our competitiveness and reputation. The costs, potential monetary damages, and operational consequences of responding to cyber incidents and implementing remediation measures may not be covered by any insurance that we may carry from time to time. We cannot predict the degree of any impact that increased monitoring, assessing, or reporting of cybersecurity matters would have on operations, financial conditions and results.

Additionally, in connection with our global operations, we, from time to time, transmit data across national borders to conduct our business and, consequently, are subject to a variety of laws and regulations regarding privacy, data protection, and data security, including those related to the collection, processing, storage, handling, use, disclosure, transfer, and security of personal data, including the European Union General Data Protection Regulation, Personal Information Protection Law in China and similar regulations in states within the United States and in countries around the world. Our efforts to comply with privacy and data protection laws may impose significant costs and challenges that are likely to increase over time.

From time to time, we may implement new technology systems or replace and/or upgrade our current information technology systems. These upgrades or replacements may not improve our productivity to the levels anticipated and may subject us to inherent costs and risks associated with implementing, replacing, and updating these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into other existing systems.

Technology failures or cyber security breaches or other unauthorized access to information technology systems of our customers, suppliers or vendors could have an adverse effect on the Company’s business and operations.

We rely on direct electronic interfaces with some of our key customers, suppliers and vendors. Cyber security breaches or technology failures at our customers could result in changes to timing and volume of orders. Additionally cyber security breaches or technology failures at our suppliers or vendors could impact the timing or availability of key materials that could negatively impact our ability to deliver products to our customers.

We could incur substantial costs as a result of data protection concerns.

The interpretation and application of data protection laws in the U.S. and Europe, including, but not limited to, the General Data Protection Regulation (the “GDPR”) and the California Consumer Privacy Act (the “CCPA”), and elsewhere are uncertain and evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these various laws is difficult and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Further, although we have implemented internal controls and procedures designed to ensure compliance with the GDPR, CCPA and other privacy-related laws, rules and regulations (collectively, the “Data Protection Laws”), our controls and procedures may not enable us to be fully compliant with all Data Protection Laws.

Our inability to adequately enforce and protect our intellectual property or defend against assertions of infringement could prevent or restrict our ability to compete.

We rely on patents, trademarks, trade secrets and proprietary knowledge and technology, both internally developed and acquired, in order to maintain a competitive advantage. Our inability to protect and defend against the unauthorized use of these rights and assets could have an adverse effect on our results of operations and financial condition. Our proprietary rights in the United States or abroad may not be adequate and others may develop technologies similar or superior to our technology or design around our proprietary rights. Litigation may be necessary to protect our intellectual property rights or defend against claims of infringement. This litigation could result in significant costs and divert our management’s focus away from operations.

Price inflation for labor and materials, further exacerbated by the Russian invasion of Ukraine, could adversely affect our business, results of operations and financial condition.

We generally experienced price inflation in our costs for labor and materials, such as aluminum, nickel, and titanium during the years 2022 and 2023, which adversely affected our business, results of operations and financial condition. We may not be able to pass through inflationary cost increases under our existing fixed-price contracts. Our ability to raise prices to reflect increased costs may be limited by competitive conditions in the market for our products and services. Russia’s invasion of Ukraine, and prolonged conflict there, as well as the conflict between Israel and Hamas may result in increased inflation, escalating energy and commodity prices and increasing costs of materials. We continue to work to mitigate such pressures on our business operations as they develop. To the extent the war in Ukraine and the conflict between Israel and Hamas adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein, such as those relating to cybersecurity, supply chain, volatility in prices and market conditions, any of which could negatively affect our business and financial condition.

U.S. military spending is dependent upon the U.S. defense budget.

A significant portion of our net sales is generated from the military aerospace market. The military and defense market is significantly dependent upon government budget trends, particularly the DOD budget. In addition to normal business risks, our supply of products to the U.S. Government is subject to unique risks largely beyond our control. DOD budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy as a result of the presidential election or otherwise, the U.S. Government’s budget deficits, spending priorities (for example, shifting funds to efforts to combat the impact of the pandemic or efforts to assist Ukraine in the Russia and Ukraine conflict), the cost of sustaining the U.S. military presence internationally, possible political pressure to reduce U.S. Government military spending and the ability of the U.S. government to enact appropriations bills and other relevant legislation, each of which could cause the DOD budget to remain unchanged or to decline. In recent years, the U.S. Government has been unable to complete its budget process before the end of its fiscal year, resulting in both governmental shutdowns and continuing resolutions providing only enough funds for U.S. Government agencies to continue operating at prior- year levels. Further, if the U.S. government debt ceiling is not raised and the national debt reaches the statutory debt ceiling, the U.S. government could default on its debts. A significant decline in U.S. military expenditures could result in a reduction in the amount of our products sold to the various agencies and buying organizations of the U.S. Government.

Contracting in the defense industry is subject to significant regulation, including rules related to bidding, billing and accounting kickbacks and false claims, and any non-compliance could subject us to fines and penalties or possible debarment.

Like all government contractors, we are subject to risks associated with this contracting. These risks include the potential for substantial civil and criminal fines and penalties. These fines and penalties could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks or filing false claims. We have been, and expect to continue to be, subjected to audits and investigations by government agencies. The failure to comply with the terms of our government contracts could harm our business reputation, which could significantly reduce our sales and earnings. It could also result in our suspension or debarment from future government contracts, which would adversely affect our business, financial condition, results of operations, and cash flows.

We are subject to certain unique business risks as a result of supplying equipment to the U.S. Government.

Companies engaged in supplying defense-related equipment and services to U.S. Government agencies, whether through direct contracts with the U.S. Government or as a subcontractor to customers contracting with the U.S. Government, are subject to business risks specific to the defense industry. These risks include the ability of the U.S. Government to unilaterally:

• suspend us from receiving new contracts based on alleged violations of procurement laws or regulations;

• terminate existing contracts;

• revoke required security clearances;

• reduce the value of existing contracts; and

• audit our contract-related costs and fees, including allocated indirect costs.

U.S. Government contracts can be terminated by the U.S. Government at its convenience without significant notice. Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination.

For contracts for which the price is based on cost, the U.S. Government may review our costs and performance, as well as our accounting and general business practices. Based on the results of such audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. In addition, under U.S. Government purchasing regulations, some of our costs, including most financing costs, amortization of intangible assets, portions of research and development costs, and certain marketing expenses may not be subject to reimbursement.

If a government inquiry or investigation uncovers improper or illegal activities, we could be subject to civil or criminal penalties or administrative sanctions, including contract termination, fines, forfeiture of fees, suspension of payment and suspension or debarment from doing business with U.S. Government agencies, any of which could materially adversely affect our reputation, business, financial condition, results of operations and cash flows.

Moreover, U.S. Government purchasing regulations contain a number of operational requirements that apply to entities engaged in government contracting. Failure to comply with such government contracting requirements could result in civil and criminal penalties that could have a material adverse effect on the Company’s results of operations.

Our operations outside of the United States are subject to additional risks. Our net sales to foreign customers were approximately $104 million for the year ended December 31, 2023, which represent approximately 33% of our total net sales. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including global health crises, change in trade policies, tariff regulation, difficulties in obtaining export and import licenses, the risk of government financed competition, currency fluctuations, sanctions and war. See “—Risks Related to Financial Matters—Tariffs on certain imports to the United States and other potential changes to U.S. tariff and import/ export regulations may have a negative effect on global economic conditions and our business, financial results and financial condition.” In addition, if the laws regarding the repatriation of funds were to change in ways we do not currently expect, we may incur foreign taxes to repatriate these funds, which would reduce the net amount ultimately available to us. See “—Risks Related to Financial Matters—We may be subject to risks relating to changes in our tax rates or exposure to additional income tax liabilities.”

Issues with the global supply chain can also arise due to some of the aforementioned risks, as well as the availability and cost of raw materials to suppliers, merchandise quality or safety issues, shipping and transport availability and cost, increases in wage rates and taxes, transport security, inflation and other factors relating to the suppliers and the countries in which they are located or from which they import. Such issues are often beyond our control and could adversely affect our operations and profitability. Furthermore, the Company is subject to laws and regulations, such as the Foreign Corrupt Practices Act, UK Bribery Act and similar local anti-bribery laws, which generally prohibit companies and their employees, agents and contractors from making improper payments for the purpose of obtaining or retaining business. Failure to comply with these laws could subject the Company to civil and criminal penalties that could materially adversely affect the Company’s results of operations, financial position and cash flows.

We are monitoring the ongoing conflict between Russia and Ukraine and the related export controls and financial and economic sanctions imposed on certain industry sectors, including the aviation sector, and parties in Russia by the U.S., the UK, the European Union and others, as well as the conflict between Israel and Hamas. Although these conflicts have not resulted in a direct material adverse impact on our business to date, the implications of the Russia and Ukraine conflict and the Israel and Hamas conflict in the short-term and long-term are difficult to predict at this time. Factors such as increased energy costs, increased freight costs, the availability of certain raw materials for aircraft manufacturers, embargoes on flights from Russian airlines, sanctions on Russian companies, and the stability of Ukrainian customers could impact the global economy and aviation sector.

We face significant competition.

We operate in a highly competitive global industry. Competitors in our product lines are both U.S. and foreign companies and range in size from divisions of large public corporations to small privately-held entities. Our ability to compete depends on high product performance, consistent high quality, short lead time and timely delivery, competitive pricing, superior customer service and support and continued certification under customer quality requirements and assurance programs.

If we are unable to adapt to technological change, demand for our products may be reduced.

The technologies related to our products have undergone, and in the future may undergo, significant changes. To succeed in the future, we must continue to design, develop, manufacture, assemble, test, market and support new products and enhancements, and we may not be able to do so successfully, if at all, or on a timely, cost effective, or repeatable basis. Our competitors may develop technologies and products that are more effective than those we develop or that render our technology and products obsolete or noncompetitive. Furthermore, our products could become unmarketable if new industry standards emerge. We may need to modify our products significantly in the future to remain competitive, and new products we introduce may not be accepted by our customers.

Regulations designed to address climate change may result in additional compliance costs.

Our operations and the products we sell are currently subject to rules limiting emissions and to other climate-related regulations in certain jurisdictions where we operate. The increased prevalence of global climate change concerns may result in new regulations that may negatively impact us, our suppliers and customers. We are continuing to evaluate short-, medium- and long-term risks related to climate change. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers, in which case, the costs of raw materials and component parts could increase.

Regulation that would have a material adverse impact on air travel could, in turn, have a material adverse impact on our business. Given the political significance and uncertainty around these issues, we cannot predict how legislation, regulation, and increased awareness of these issues will affect our operations and financial condition.

Failure to maintain a level of corporate social responsibility could damage our reputation and could adversely affect our business, financial condition or results of operations.

In light of evolving expectations around corporate social responsibility, our reputation could be adversely impacted by a failure (or perceived failure) to maintain a level of corporate social responsibility. In today’s environment, an allegation or perception regarding quality, safety, or corporate social responsibility can negatively impact our reputation. This may include, without limitation: failure to maintain certain ethical, social and environmental practices for our operations and activities, or failure to require our suppliers or other third parties to do so; our environmental impact, including our impact on the environment, greenhouse gas emissions and climate-related risks, renewable energy, water stewardship and waste management; responsible sourcing in our supply chain; the practices of our employees, agents, customers, suppliers, or other third parties (including others in our industry) with respect to any of the foregoing, actual or perceived; the failure to be perceived as appropriately addressing matters of social responsibility, including matters related to diversity, equality and inclusion; consumer perception of statements made by us, our employees and executives, agents, customers, suppliers, or other third parties (including others in our industry); or our responses to any of the foregoing. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose corporate, social and environmental policies, practices and metrics. If we are unable to comply with, or are unable to cause our suppliers to comply with such policies, or meet the requirements of our customers and investors, a customer may stop purchasing products from us or an investor may sell their shares, and may take legal action against us, which could harm our reputation, revenue and results of operations. Further, we may be subject to rulemaking regarding corporate social responsibility and/or disclosure, as public awareness and focus on social and environmental issues has led to legislative and regulatory efforts to impose increase regulations and require further disclosure. As a result, we may become subject to new or more stringent regulations, legislation or other governmental requirements, customer requirements or industry standards and/or an increased demand to meet voluntary criteria related to such matters. Increased regulations, customer requirements or industry standards, including around climate change concerns, could subject us to additional costs and restrictions and require us to make certain changes to our manufacturing practices and/or product designs, which could negatively impact our business, results of operations, financial condition and competitive position.

Negative publicity could damage our brand reputation, particularly at the subsidiary level, and negatively impact our revenue and results of operations.

To continue to be successful, we must continue to preserve, grow and capitalize on the value of our brand in the marketplace. Reputational value is based in large part on perceptions of subjective qualities. Even an isolated incident, such as a high-profile product recall, or the aggregate effect of individually insignificant incidents, can erode trust and confidence, particularly if such incident or incidents result in adverse publicity, governmental investigations or litigation, and as a result, could tarnish our brand and lead to a material adverse effect on our business, financial position, results of operations and cash flows.

In particular, product quality issues could negatively impact customer confidence in our brands and our products. If our product offerings do not meet applicable safety standards or customers’ expectations regarding safety or quality, or are alleged to have quality issues or to have caused personal injury or other damage, we could experience lower revenue and increased costs and be exposed to legal, financial and reputational risks, as well as governmental enforcement actions. In addition, actual, potential or perceived product safety concerns could result in costly product recalls.

Risks Related to Legal and Regulatory Matters

We could incur substantial costs as a result of violations of or liabilities under environmental laws and regulations.

Our operations and facilities are subject to a number of federal, state, local and foreign environmental laws and regulations that govern, among other things, discharges of pollutants into the air and water, the generation, handling, storage and disposal of hazardous materials and wastes, the remediation of contamination and the health and safety of our employees. Environmental laws and regulations may require that the Company investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations.

Estimates of the Company’s environmental liabilities are based on current facts, laws, regulations and technology. These estimates take into consideration the Company’s prior experience and professional judgment of the Company’s environmental advisors. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, including changes in law and regulation, imprecise engineering evaluations and cost estimates, the extent of corrective actions that may be required and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation.

The Company recorded an environmental liability in connection with its acquisition of AGC Acquisition LLC, for which it is not entitled to any third-party recoveries. The facilities acquired as a part of the acquisition entered into the state of Connecticut’s voluntary remediation program in 2009 for environmental remediation of certain known contaminants. The Company had an independent third-party evaluation of the facilities to determine the potential range of costs for remediation of the site. The balance of the environmental liability at December 31, 2023, was $1 million.

Accordingly, as investigations and remediations proceed, it is likely that adjustments in the Company’s accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company’s results of operations or cash flows in a given period.

We may be subject to periodic litigation and regulatory proceedings, which may adversely affect our business and financial performance.

From time to time, we are involved in lawsuits and regulatory actions brought or threatened against us in the ordinary course of business. These actions and proceedings may involve claims for, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, or breach of contract. In addition, we may be subject to class action lawsuits, including those involving allegations of violations of consumer product statutes or the Fair Labor Standards Act and state wage and hour laws. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such actions or proceedings. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts in these types of lawsuits, and the magnitude of the potential loss may remain unknown for substantial periods of time. In addition, plaintiffs in many types of actions may seek punitive damages, civil penalties, consequential damages or other losses, or injunctive or declaratory relief. These proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves. The ultimate resolution of these matters through settlement, mediation, or court judgment could have a material impact on our financial condition, results of operations, and cash flows.

We could be adversely affected if one of our products causes an aircraft to crash.

Our operations expose us to potential liabilities for personal injury or death as a result of the failure of an aircraft product that we have designed, manufactured or serviced. While we maintain liability insurance to protect us from future product liability claims, in the event of product liability claims, our insurers may attempt to deny coverage or any coverage we have may not be adequate. We also may not be able to maintain insurance coverage in the future at an acceptable cost. Any liability not covered by insurance or for which third-party indemnification is not available could result in significant liability to us.

In addition, a crash caused by one of our products could damage our reputation for quality products. We believe our customers consider safety and reliability as key criteria in selecting a provider of aircraft products. If a crash were to be caused by one of our products, or if we were to otherwise fail to maintain a satisfactory record of safety and reliability, our ability to retain and attract customers may be materially adversely affected.

Risks Related to Financial Matters

Tariffs on certain imports to the United States and other potential changes to U.S. tariff and import/export regulations may have a negative effect on global economic conditions and our business, financial results and financial condition.

We are subject to tariffs on imports of steel and aluminum into the United States. As the implementation of tariffs is ongoing, more tariffs may be added in the future. While any steel and aluminum we use in our products is produced primarily in North America, the tariffs may provide domestic steel and aluminum producers the flexibility to increase their prices, at least to a level where their products would still be priced below foreign competitors once the tariffs are taken into account. These tariffs could have an adverse impact on our financial results, which include, but are not limited to, products we sell that include steel and aluminum, and if we are unable to pass such price increases through to our customers, it would likely increase our cost of sales and, as a result, decrease our gross margins, operating income and net income. In addition, since 2018, the U.S. and China have imposed tariffs on each other’s imports. Certain aircraft parts and components that manufacturers of large commercial aircraft procure are subject to these tariffs. Overall, the U.S.-China trade relationship remains stalled as economic and national security concerns continue to be a challenge. China is a significant market for commercial aircraft. To date, the impact of the tariffs has not been material to the Company.

In response to the tariffs, a number of other countries are threatening to impose tariffs on U.S. imports, which, if implemented, could increase the price of our products in these countries and may result in our customers looking to alternative sources for our products. This would result in decreased sales, which could have a negative impact on our net income and financial condition. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations.

Our financial results of operations could be adversely affected by impairment of our goodwill or other intangible assets.

When we acquire a business, we record goodwill equal to the excess of the amount we pay for the business, including liabilities assumed, over the fair value of the tangible and identifiable intangible assets of the business we acquire. Goodwill and other intangible assets that have indefinite useful lives must be evaluated at least annually for impairment. The specific guidance for testing goodwill and other non-amortized intangible assets for impairment requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Changes in our estimates and assumptions could adversely impact projected cash flows and the fair value of reporting units. Fair value is generally determined using a combination of the discounted cashflow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we generally perform our evaluations annually in the fourth quarter, using available forecast information.

Mergers and acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include customer relationships, contract backlog, tradename, technology and favorable leases, were approximately $308 million as of March 31, 2024, net of accumulated amortization. Goodwill recognized in accounting for the mergers and acquisitions was approximately $472 million as of March 31, 2024. We may never realize the full value of our identifiable intangible assets and goodwill. If at any time we determine an impairment has occurred, we are required to reflect the reduction in value as an expense within operating income, resulting in a reduction of earnings and a corresponding reduction in our net asset value in the period such impairment is identified.

We may be subject to risks relating to changes in our tax rates or exposure to additional income tax liabilities.

We are subject to income taxes in the U.S., Germany and the United Kingdom. The Company’s domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. The Company’s future results of operations could be adversely affected by changes in the Company’s effective tax rate as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets, challenges by tax authorities or changes in tax laws or regulations. In addition, the amount of income taxes paid by the Company is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to the Company’s tax liabilities, which could have a material adverse effect on the Company’s results of operations.

General Risks

We face risks related to health pandemics, epidemics, outbreaks and other public health crises, such as the COVID-19 pandemic.

A significant public health crisis, such as the COVID-19 pandemic, could cause an adverse impact on our employees, operations, supply chain and distribution system, and have a long-term impact on our business. Numerous uncertainties have risen from the public health crises in the past, including resurgences and the emergence and spread of variants, actions that may be taken by governmental authorities in response to public health crises, the efficacy and public acceptance of vaccines, and unintended consequences of the foregoing. Our ability to predict and respond to future changes resulting from potential health crises is uncertain. Even after a public health crisis subsides, there may be long-term effects on our business practices and customers in economies in which we operate that could severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

The commercial aerospace industry, in particular, has been significantly disrupted, both domestically and internationally, by the COVID-19 pandemic, which resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures. As a result, demand for travel declined at a rapid pace beginning in the second half of 2020. If another public health crisis were to arise in the future, it may cause similar disruptions.

The recent COVID-19 pandemic has also disrupted the global supply chain and availability of raw materials, particularly electronic parts. The disruption in the supply chain has resulted in increased freight costs, raw material costs and labor costs from the ongoing inflationary environment. Our business has been adversely affected and could continue to be adversely affected by disruptions in our ability to timely obtain raw materials and components from our suppliers in the quantities we require or on favorable terms. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive aviation authority and OEM certification processes associated with aerospace products could prevent efficient replacement of a supplier, raw material or component part. We will continue to evaluate the nature and extent to which a public health crisis, such as the COVID-19 pandemic, would impact our business, supply chain, consolidated results of operations, financial condition, and liquidity.

Our stock price may be volatile, and an investment in our common stock could suffer a decline in value.

There has been significant volatility in the market price and trading volume of equity securities, which is unrelated to the operating performance of the companies issuing the securities. These market fluctuations may negatively affect the market price of our common stock. Stockholders may not be able to sell their shares at or above the purchase price due to fluctuations in the market price of our common stock. Such changes could be caused by changes in our operating performance or prospects, including possible changes due to the cyclical nature of the aerospace industry and other factors such as fluctuations in OEM and aftermarket ordering, which could cause short-term swings in profit margins. Or such changes could be unrelated to our operating performance, such as changes in market conditions affecting the stock market generally or the stocks of aerospace companies or changes in the outlook for our common stock, such as changes to or the confidence in our business strategy, changes to or confidence in our management, or expectations for future growth of the Company. Global health crises such as the COVID-19 pandemic could also cause significant volatility in the market price.

Our future operating results will be impacted by changes in global economic and political conditions.

Our future operating results and liquidity are expected to be impacted by changes in general economic and political conditions that may affect, among other things, the following:

•The availability of credit and our ability to obtain additional or renewed bank financing, the lack of which could have a material adverse impact on our business, financial condition and results of operations and may limit our ability to invest in capital projects and planned expansions or to fully execute our business strategy;

• Market rates of interest, any increase in which would increase the interest payable on some of our borrowings and adversely impact our cash flow;

• Inflation, which has caused our suppliers to raise prices that we may not be able to pass on to our customers, which could adversely impact our business, including competitive position, market share and margins;

• The relationship between the U.S. dollar and other currencies, any adverse changes in which could negatively impact our financial results;

• The ability of our customers to pay for products and services on a timely basis, any adverse change in which could negatively impact sales and cash flows and require us to increase our bad debt reserves;

• The volume of orders we receive from our customers, any adverse change in which could result in lower operating profits as well as less absorption of fixed costs due to a decreased business base;

• The ability of our suppliers to meet our demand requirements, maintain the pricing of their products or continue operations, any of which may require us to find and qualify new suppliers;

• The issuance and timely receipt of necessary export approvals, licenses and authorizations from the U.S. Government, the lack or untimely receipt of which could have a material adverse effect on our business, financial condition and results of operations;

• The political stability and leadership of countries where our customers and suppliers reside, including military activity, training and threat levels, any adverse changes in which could negatively impact our financial results, such as the effects of the ongoing war in Ukraine, which include adverse impacts on energy availability and prices, natural materials availability and pricing, sanctions, loss of company markets and financial market impacts; and

• The volatility in equity capital markets that may continue to adversely affect the market price of our common shares, which may affect our ability to fund our business through the sale of equity securities and retain key employees through our equity compensation plans.

While general economic and political conditions have not impaired our ability to access credit markets and finance our operations to date, we may experience future adverse effects that may be material to our cash flows, competitive position, financial condition, results of operations or our ability to access capital.

We became a “controlled company” upon the listing of our shares on the New York Stock Exchange ("NYSE") pursuant to the Voting Agreement, within the meaning of the rules of the NYSE and, qualify for exemptions from certain corporate governance requirements. Shareholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Abrams Capital, GPV Loar LLC, Dirkson Charles and Brett Milgrim directly control a majority of our voting power for election of directors pursuant to the Voting Agreement. Dirkson Charles is our President, Chief Executive Officer, Executive Co-Chairman and Director and Brett Milgrim is our Executive Co-Chairman and Director.

Under the NYSE rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and need not comply with certain requirements, including the requirement that a majority of the board of directors consist of independent directors and the requirements that our compensation and nominating and governance committees be composed entirely of independent directors. Following this offering, we do not intend to utilize these exemptions. However, for so long as we qualify as a “controlled company,” we will maintain the option to utilize some or all of these exemptions. If we utilize these exemptions, we may not have a majority of independent directors and our compensation and nominating and governance committees may not consist entirely of independent directors, and such committees would not be subject to annual performance evaluations. Accordingly, in the event we elect to rely on these exemptions in the future, you would not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Risks Related to Our Indebtedness

Our indebtedness, which is subject to variable interest rates, could adversely affect our financial health and could harm our ability to react to changes to our business.

We have a significant amount of indebtedness. As of May 3, 2024, after using $284.6 million of the IPO proceeds to paydown indebtedness under the Credit Agreement, the remaining outstanding principal is approximately $253 million.

Our indebtedness could have important consequences. For example, it could:

• increase our vulnerability to general economic downturns and adverse competitive and industry conditions;

• increase the risk we are subjected to downgrade or put on a negative watch by the ratings agencies;

• require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital requirements, capital expenditures, acquisitions, research and development efforts and other general corporate requirements;

• limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

• place us at a competitive disadvantage compared to competitors that have less debt;

• negatively impact investors’ perception of us;

• impact our ability to pay dividends and make other distributions or to purchase, redeem or retire capital stock; and

• limit, along with the financial and other restrictive covenants contained in the documents governing our indebtedness, among other things, our ability to borrow additional funds, make investments and incur liens.

In addition, we may be able to incur substantial additional indebtedness in the future. As of May 3, 2024, there remained available under our Credit Agreement $47 million in a Delayed Draw Term Loans Commitment and a $20 million Revolving Line of Credit. Although our Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. Our Credit Agreement requires the maintenance of a quarterly leverage ratio. There are also certain non-financial covenants in place limiting us, from, among other things, incurring other indebtedness, creating any liens on our properties, entering into merger or consolidation transactions, disposing of all or substantially all of our assets and payment of certain dividends and distributions. In addition, our Credit Agreement requires mandatory prepayments of the principal amount if there is excess cash flow, as defined, during a calendar year (commencing with the two-quarter period beginning on July 1, 2022 and ending December 31, 2022). A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under our Credit Agreement.

Under our Credit Agreement, borrowings under the term loans, the Delayed Draw Term Loans and the Revolving Line of Credit may be designated as a SOFR rate loan or base rate loan at the option of the borrower. The interest rate on the SOFR rate loans accrue interest at the SOFR rate plus a margin of 7.25%. The interest rate on the base rate loans accrue interest at the base rate plus a margin of 6.25%. The weighted average interest rate for all outstanding loans under our Credit Agreement was 12.7% at December 31, 2023, and the annual effective interest rate under our Credit Agreement was 12.7% at December 31, 2023. In addition, the unused portion of the Revolving Line of Credit carries a commitment fee of 0.50%. Accordingly, if SOFR or other variable interest rates increase, our debt service expense will also increase.

Servicing our indebtedness requires a significant amount of cash. Our ability to generate cash depends on many factors, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

Our ability to make payments on and to refinance our indebtedness and to fund our operations, will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our Credit Agreement or otherwise in amounts sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital. These remedies may not be available to us on commercially reasonable terms, or at all. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting any of these alternatives.

The terms of our Credit Agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

Our Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in acts that may be in our long-term best interests. The Credit Agreement includes covenants restricting, among other things, our ability to:

• incur or guarantee additional indebtedness or issue preferred stock;

• pay distributions on, redeem or repurchase our capital stock or redeem or repurchase our subordinated debt;

• make investments;

• sell assets;

• enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us;

• incur or allow to exist liens;

• consolidate, merge or transfer all or substantially all of our assets;

• engage in transactions with affiliates;

• create unrestricted subsidiaries; and

• engage in certain business activities.

A breach of any of these covenants could result in a default under the Credit Agreement. If any such default occurs, the lenders under our Credit Agreement may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under our Credit Agreement also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under our Credit Agreement, the lenders will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash. If the debt under our Credit Agreement were to be accelerated, our assets may not be sufficient to repay in full our debt. In addition, the terms of any future indebtedness may be more onerous, including restrictions on our ability to acquire additional businesses or assets, or limit the size of such acquisitions.

Risks Related to Ownership of Our Common Stock

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company,” among other exemptions, we will:

• not be required to engage an independent registered public accounting firm to report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

• not be required to comply with the requirement in Public Company Accounting Oversight Board Auditing Standard 3101, The Auditor’s Report on an Audit of Financial Statements When the Auditor Expresses an Unqualified Opinion, to communicate critical audit matters in the auditor’s report;

• be permitted to present only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our periodic reports and registration statements, including in this Quarterly Report on Form 10-Q;

• not be required to disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation; or

• not be required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency,” and “say-on-golden parachutes.”

In addition, the JOBS Act also permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies, meaning that we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period and, as a result, our financial statements may not be comparable with similarly situated public companies.

We will remain an “emerging growth company” until the earliest to occur of (1) our reporting of $1.235 billion or more in annual gross revenue; (2) our becoming a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (3) our issuance, in any three-year period, of more than $1.0 billion in non-convertible debt; and (4) the fiscal year-end following the fifth anniversary of the completion of this initial public offering.

We cannot predict if investors may find our common stock less attractive if we rely on the exemptions and relief granted by the JOBS Act. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be as comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline and/or become more volatile.

We will incur significant increased costs and become subject to additional regulations and requirements as a result of becoming a public company, and our management will be required to devote substantial time to new compliance matters, which could lower our profits or make it more difficult to run our business.

As a public company, we will incur significant legal, regulatory, finance, accounting, investor relations, insurance and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related rules implemented by the SEC and the exchange on which our common stock will be listed. The expenses incurred by public companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. Our management will need to devote a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue-producing activities. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, and other regulatory action and potentially civil litigation.

Failure to comply with requirements to design, implement and maintain effective internal controls could have a material adverse effect on our business and stock price.

As a privately held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act (“Section 404”). As a public company, we will be subject to significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environment, and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our results of operations. In addition, we will be required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report following the completion of this offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Once we are no longer an “emerging growth company,” our auditors will be required to issue an attestation report on the effectiveness of our internal controls on an annual basis.

In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the remediation of any deficiencies identified by us or our independent registered public accounting firm in connection with the issuance of their attestation report. Our testing, or the subsequent testing (if required) by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Any material weaknesses could result in a material misstatement of our annual or quarterly financial statements or disclosures that may not be prevented or detected.

We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404, or our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report (to the extent it is required to issue a report), investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock.

Although our common stock began trading on April 26, 2024, an active, liquid trading market for shares of our common stock may not develop or be sustained, which may cause shares of our common stock to trade at a discount from the initial public offering price and make it difficult to sell the shares of common stock you purchase.

Prior to the recently completed initial public offering, there was no public trading market for shares of our common stock. We cannot predict the extent to which investor interest in us will lead to the development of a trading market or how active and liquid that market may become. If an active and liquid trading market does not develop or continue, you may have difficulty selling your shares of our common stock at an attractive price or at all. The market price of our common stock may decline below the initial public offering price, and you may not be able to sell your shares of our common stock at or above the price you paid or at all.

Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

Even if a trading market develops, the market price of our common stock may be highly volatile and could be subject to wide fluctuations. You may not be able to resell your shares at or above the initial public offering price due to a number of factors, including those listed in “Risks Related to our Strategy” and “Risks Related to our Operations.”

Furthermore, the stock markets in general have experienced extreme volatility that, in some cases, may be unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were to become involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

Your percentage ownership in our Company may be diluted by future issuances of our common stock, which could reduce your influence over matters on which stockholders vote.

We have approximately 397 million shares of common stock authorized but unissued. Our certificate of incorporation authorizes us to issue these shares of common stock, other equity or equity-linked securities, options, and other equity awards relating to our common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote, and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock, if any.

In the future, we may also issue our common stock in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

Because we have no current plans to pay cash dividends on our common stock, you may not receive any return on investment unless you sell your shares of common stock for a price greater than that which you paid for it.

We have no current plans to pay cash dividends on our common stock. The declaration, amount, and payment of any future dividends will be at the sole discretion of our Board, and will depend on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, including restrictions under our Credit Agreement and other indebtedness we may incur, and such other factors as our Board may deem relevant.

As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than your purchase price.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market following the completion of this offering could cause the market price for our common stock to decline.

The sale of substantial amounts of shares of our common stock in the public market after this offering, or the perception that such sales could occur, including sales by our founders, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We have a total of 89,703,571 shares of our common stock outstanding Of the outstanding shares, the 12,650,000 shares sold in the initial public offering are freely tradable without restriction or further registration under the Securities Act, except that any shares held by our affiliates, as that term is defined under Rule 144 under the Securities Act (“Rule 144”), including our directors, executive officers, and other affiliates, may be sold only in compliance with certain limitations, including a lock-up agreement with the IPO underwriters described below and the limitations under Rule 144. In addition, we issued 53,571 shares pursuant to our Registration Statement on Form S-8 to certain of our directors as a part of the matching stock grant program under our new Loar Holdings Inc. 2024 Equity Incentive Plan. The sale of these shares are subject certain limitations, including a lock-up agreement with the IPO underwriters and the limitations under Rule 144, as well as additional transfer restrictions applicable to such shares set forth in our new Loar Holdings Inc. 2024 Equity Incentive Plan..

The remaining outstanding 77,000,000 shares of common stock held by our existing stockholders after this offering will be deemed restricted securities under the meaning of Rule 144 and may be sold in the public market only if registered or if they qualify for an exemption from registration, including the exemptions pursuant to Rule 144 and Rule 701 under the Securities Act. In addition, we, our executive officers, directors, and all of our stockholders have signed lock-up agreements with the underwriters that, subject to certain customary exceptions, restrict the sale of the shares of our common stock and certain other securities held by them for 180 days following the date of the IPO prospectus, which was April 24, 2024. Jefferies LLC and Morgan Stanley & Co. LLC, in their sole discretion and at any time without notice, may release all or any portion of the shares or securities subject to any such lock-up agreements.

Upon the expiration of the lock-up agreements described above, all of such 77,000,000 shares will be eligible for resale in a public market, subject, in the case of shares held by our affiliates, to volume, manner of sale and other limitations under Rule 144.

In addition, pursuant to the Registration Rights Agreement, certain of our existing stockholders have the right, subject to certain conditions, to require us to register the sale of their shares of our common stock under the Securities Act. By exercising their registration rights and selling a large number of shares, such existing stockholders could cause the prevailing market price of our common stock to decline. The shares covered by registration rights represent approximately 81% of common stock outstanding. Registration of any of these outstanding shares of our common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

On April 25, 2024 we filed a Registration Statement on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our new Loar Holdings Inc. 2024 Equity Incentive Plan. The Form S-8 Registration Statement became automatically effective upon filing. Accordingly, shares registered under this registration statement are available for sale in the open market. This initial Registration Statement on Form S-8 covered 9,000,000 shares of common stock.

As restrictions on resale end, or if the existing stockholders exercise their registration rights, the market price of our shares of common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Anti-takeover provisions in our organizational documents and under Delaware law could delay or prevent a change of control.

Certain provisions of our organizational documents may have an anti-takeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:

• a classified board of directors, as a result of which our Board will be divided into three classes, with each class serving for staggered three-year terms;

• limitations on stockholder action by written consent on or after the effective date of this offering;

• certain limitations on convening special stockholder meetings;

• advance notice requirements for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;

• the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% of the shares of common stock entitled to vote generally in the election of directors; and

• limitations on cumulative voting;

• the ability of our Board to issue one or more series of preferred stock;

• certain limitations on business combinations with interested stockholders; and

• the required approval of at least 66 2/3% of the voting power of the outstanding shares of capital stock entitled to vote generally in the election of directors, voting together as a single class, to adopt, amend, or repeal certain provisions of our certificate of incorporation.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. These provisions also may have the effect of preventing changes in our Board and may make it more difficult to accomplish transactions that stockholders may otherwise deem to be in their best interests. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

Our Board will be authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.

Our certificate of incorporation authorizes our Board, without the approval of our stockholders, to issue 1 million shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our certificate of incorporation, as shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series, and the qualifications, limitations, or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our common stock, which may reduce its value.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware (or if such court does not have jurisdiction, another state or the federal courts (as appropriate) located within the State of Delaware) will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or stockholders.

Our certificate of incorporation provides that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the United States District Court for the District of Delaware) will be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against the Company or any director or officer of the Company arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws or (4) any other action asserting a claim against the Company or any director or officer of the Company that is governed by the internal affairs doctrine; provided that for the avoidance of doubt, the forum selection provision that identifies the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation, including any “derivative action,” will not apply to suits to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which there is exclusive federal or concurrent federal and state jurisdiction. Our certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws of the United States, including any claims under the Securities Act and the Exchange Act. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rule and regulations thereunder and accordingly, we cannot be certain that a court would enforce these exclusive forum provisions. In the event a court finds any such exclusive forum provision contained in our certificate of incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our certificate of incorporation. while the provisions in our certificate of incorporation benefit us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, the provisions may have the effect of discouraging lawsuits against us or our directors and officers.

Pursuant to the Voting Agreement, by and among Loar Holdings Inc., funds advised by Abrams Capital Management, L.P., GPV Loar LLC, Dirkson Charles and Brett Milgrim, which was executed on April 29, 2024 (the “Voting Agreement”), Abrams Capital, GPV Loar LLC, Dirkson Charles and Brett Milgrim directly control a majority of the voting power of the shares of our common stock eligible to vote in the election of our directors, and their interests may conflict with ours or yours in the future.

Pursuant to the Voting Agreement, Abrams Capital, GPV Loar LLC, Dirkson Charles and Brett Milgrim are required to vote all of the shares of common stock owned by them in elections for directors to our board to include individuals designated by Abrams Capital, GPV Loar LLC, Dirkson Charles and Brett Milgrim. Accordingly, Abrams Capital, GPV Loar LLC, Dirkson Charles and Brett Milgrim control a majority of the voting power of the shares of our common stock eligible to vote in the election of our directors. Even if Abrams Capital, GPV Loar LLC, Dirkson Charles and Brett Milgrim collectively cease to own shares of our common stock representing a majority of the total voting power, for so long as the Voting Agreement remains in effect and Abrams Capital, GPV Loar LLC, Dirkson Charles and Brett Milgrim continue to own a significant percentage of our common stock, Abrams Capital, GPV Loar LLC, Dirkson Charles and Brett Milgrim, through their collective voting power, will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. The Voting Agreement is expected to terminate automatically upon the earlier of (a) the 10th anniversary of its effective date and (b) the first date that the aggregate number of shares of our common stock beneficially owned by either Abrams Capital and its controlled affiliates or GPV Loar LLC and its controlled affiliates is equal to or less than 10%. In particular, Abrams Capital, GPV Loar LLC, Dirkson Charles and Brett Milgrim could effectively preclude any unsolicited acquisition of us. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of common stock as part of the sale of us and ultimately might affect the market price of our common stock.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

After this offering, our directors and executive officers and their affiliates will beneficially own shares representing approximately 68% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock. Furthermore, the interests of these stockholders may not align with those of stockholders more broadly.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors or Executive Officers

(c) During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
3.1	Certificate of Incorporation of Loar Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company's Amendment No. 1 to Registration Statement on Form S-1 filed on April 17, 2024).
3.2	By laws of Loar Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company's Amendment No. 1 to Registration Statement on Form S-1 filed on April 17, 2024).
10.1

Registration Rights Agreement, dated as of April 29, 2024, by and among Loar Holdings Inc. and each of the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2024).

10.2†

Amended and Restated Employment Agreement between Loar Holdings Inc. and Dirkson Charles, dated as of April 29, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 3, 2024).

10.3†

Amended and Restated Employment Agreement between Loar Holdings Inc. and Brett Milgrim, dated as of April 29, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 3, 2024).

10.4†

Amended and Restated Employment Agreement between Loar Holdings Inc. and Glenn D’Alessandro, dated as of April 29, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 3, 2024).

10.5†

Amended and Restated Employment Agreement between Loar Holdings Inc. and Michael Manella, dated as of April 29, 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 3, 2024).

10.6†	Loar Holdings Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on April 17, 2024).
10.7†	Form of Option Award Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on April 17, 2024).
10.8	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on April 17, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Compensatory arrangements for director(s) and/or executive officer(s).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Loar Holdings Inc.

Date: May 14, 2024	By:	/s/ Glenn D'Alessandro
Glenn D’Alessandro
Treasurer and Chief Financial Officer
(principal financial and accounting officer)