Form 10-Q
period 2024-06-30
Loar Holdings Inc.
filed 2024-08-13
CIK 2000178

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 12, 2024, the registrant had 89,703,571 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Loar Holdings Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands except share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$73,203	$21,489
Accounts receivable, net	60,612	59,002
Inventories	84,944	77,962
Other current assets	14,490	11,830
Income taxes receivable	336	393
Total current assets	233,585	170,676
Property, plant and equipment	70,754	72,174
Finance lease assets	2,310	2,448
Operating lease assets	5,959	6,297
Other long-term assets	14,065	11,420
Intangible assets, net	301,063	316,542
Goodwill	472,589	470,888
Total assets	$1,100,325	$1,050,445

Liabilities and equity
Current liabilities:
Accounts payable	$16,116	$12,876
Current portion of long-term debt	2,498	6,896
Current portion of finance lease liabilities	210	190
Current portion of operating lease liabilities	606	609
Income taxes payable	6,520	6,133
Accrued expenses and other current liabilities	22,089	24,776
Total current liabilities	48,039	51,480
Deferred income taxes	33,918	36,785
Long-term debt, net	248,159	528,582
Finance lease liabilities	3,291	3,401
Operating lease liabilities	5,490	5,802
Environmental liabilities	1,080	1,145
Other long-term liabilities	1,908	5,109

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 485,000,000 shares authorized; 89,703,571 issued and outstanding at June 30, 2024	897	—
Additional paid-in capital	790,397	—
Accumulated deficit	(32,901)	—
Accumulated other comprehensive income	47	—
Member's equity	—	418,141
Total equity	758,440	418,141
Total liabilities and equity	$1,100,325	$1,050,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per common share and per common unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$97,015	$73,989	$188,859	$148,235
Cost of sales	49,489	36,517	96,900	74,728
Gross profit	47,526	37,472	91,959	73,507
Selling, general and administrative expenses	27,276	19,502	50,176	38,347
Transaction expenses	929	421	1,105	604
Other income	2,867	79	2,867	127
Operating income	22,188	17,628	43,545	34,683
Interest expense, net	10,636	16,568	28,370	31,970
Refinancing costs	1,645	—	1,645	—
Income before income taxes	9,907	1,060	13,530	2,713
Income tax provision	(2,266)	(437)	(3,640)	(9,609)
Net income (loss)	$7,641	$623	$9,890	$(6,896)
Net income per common share:
Basic	$0.09	n/a	$0.11	n/a
Diluted	$0.09	n/a	$0.11	n/a
Weighted average common shares outstanding:
Basic	87,534	n/a	87,534	n/a
Diluted	89,242	n/a	89,242	n/a

Net income (loss) per common unit	n/a	$3,061.24	n/a	$(33,799.70)
Weighted average common units outstanding - basic and diluted	n/a	204	n/a	204

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$7,641	$623	$9,890	$(6,896)
Cumulative translation adjustments, net of tax	36	(119)	204	290
Comprehensive income (loss)	$7,677	$504	$10,094	$(6,606)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited, in thousands)

	Loar Holdings, LLC and Subsidiaries (Prior to Corporate Conversion)	Loar Holdings Inc. Stockholders' Equity
		Common Stock
	Member's Equity	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity
Balance, January 1, 2024	$418,141	—	$—	$—	$—	$—	$418,141
Net income	2,249	—	—	—	—	—	2,249
Stock-based compensation	87	—	—	—	—	—	87
Cumulative translation adjustments, net of tax	168	—	—	—	—	—	168
Balance, March 31, 2024	420,645	—	—	—	—	—	420,645
Stock-based compensation prior to Corporate Conversion	1,111	—	—	—	—	—	1,111
Reclassification of members equity upon Corporate Conversion	40,531	—	—	—	(40,542)	11	—
Effect of the Corporate Conversion	(462,287)	77,000	770	461,517	—	—	—
Issuance of common stock sold in initial public offering, net of offering costs	—	12,650	126	325,605	—	—	325,731
Issuance of common stock to Directors under the 2024 Equity Incentive Plan	—	54	1	1,349	—	—	1,350
Net income	—	—	—	—	7,641	—	7,641
Stock-based compensation	—	—	—	1,926	—	—	1,926
Cumulative translation adjustments, net of tax	—	—	—	—	—	36	36
Balance, June 30, 2024	$—	89,704	$897	$790,397	$(32,901)	$47	$758,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Member's Equity

(Unaudited, in thousands)

Member's Equity
Balance, January 1, 2023	$421,974
Net loss	(7,519)
Stock-based compensation	92
Cumulative translation adjustments, net of tax	409
Balance, March 31, 2023	414,956
Net income	623
Stock-based compensation	94
Cumulative translation adjustments, net of tax	(119)
Balance, June 30, 2023	$415,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net income (loss)	$9,890	$(6,896)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,408	4,983
Amortization of intangibles and other long-term assets	14,304	13,768
Amortization of debt issuance costs	692	1,724
Stock-based compensation	4,474	186
Deferred income taxes	(2,451)	5,343
Non-cash lease expense	277	397
Refinancing costs	1,645	—
Other income	(2,867)	—
Changes in assets and liabilities:
Accounts receivable	(1,714)	(5,969)
Inventories	(7,201)	(9,397)
Other assets	(4,550)	(2,377)
Accounts payable	3,428	1,906
Other liabilities	(3,123)	(3,865)
Environmental liabilities	(65)	(29)
Operating lease liabilities	(252)	(407)
Net cash provided by (used in) operating activities	17,895	(633)

Investing Activities
Capital expenditures	(4,452)	(4,731)
Proceeds from sale of fixed assets	322	—
Proceeds from acquisition purchase price adjustment	289	—
Net cash used in investing activities	(3,841)	(4,731)

Financing Activities
Net proceeds from issuance of common stock	325,731	—
Payments of long-term debt	(286,349)	(2,597)
Proceeds from issuance of long-term debt	—	20,000
Financing costs and other, net	(1,676)	(400)
Payments of finance lease liabilities	(90)	(72)
Net cash provided by financing activities	37,616	16,931

Effect of translation adjustments on cash and cash equivalents	44	(272)
Net increase in cash and cash equivalents	51,714	11,295

Cash and cash equivalents, beginning of period	21,489	35,497
Cash and cash equivalents, end of period	$73,203	$46,792

Supplemental information
Interest paid during the period, net of capitalized amounts	$28,035	$30,544
Income taxes paid during the period, net	$5,596	$4,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Notes to Condensed Consolidated Financial Statements

1. Organization

Prior to April 16, 2024, Loar Holdings Inc. (the Company) operated as a Delaware limited liability company under the name Loar Holdings, LLC. On April 16, 2024, the Company converted to a Delaware corporation and changed its name to Loar Holdings Inc. (the Corporate Conversion). In the Corporate Conversion, all of the equity interests of the Company outstanding as of the date thereof were converted into shares of common stock. Specifically, holders of Loar Holdings, LLC units received 377,450.980392157 shares of common stock of Loar Holdings Inc. for each unit of Loar Holdings, LLC. The purpose of the Corporate Conversion was to reorganize the Company’s structure in advance of the public offering of common stock so that the entity offering the common stock to the public in the offering was a corporation rather than a limited liability company, so that the existing investors and new investors in the offering would own the Company’s common stock rather than equity interests in a limited liability company.

The registration statement related to the Company’s initial public offering (IPO) was declared effective on April 24, 2024, and the
Company’s common stock began trading on the New York Stock Exchange on April 25, 2024. On April 29, 2024, the Company
completed its IPO for the sale of 12.6 million shares of common stock, $0.01 par value per share, at a public offering price of $28.00 per share. The Company received net proceeds from the IPO of approximately $325.7 million after deducting underwriting discounts, commissions and other offering costs of $28.5 million.

2. Basis of Presentation

As used in this Quarterly Report on Form 10-Q, unless expressly stated otherwise or the context otherwise requires, the terms “Loar,” the “Company,” “we,” “us” and “our” refer to Loar Holdings Inc. and its subsidiaries, collectively.

Principles of Consolidation

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended December 31, 2023 included in Loar Holdings Inc. Amendment No. 2 to Form S-1 filed on April 23, 2024. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (GAAP). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). The December 31, 2023 condensed consolidated balance sheet was derived from Loar Holdings, LLC’s audited financial statements for the year then-ended. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year.

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

3. Acquisitions

DAC Engineered Products, LLC

On July 3, 2023, the Company acquired Desser Aerospace’s Proprietary Solutions businesses from VSE Corporation (NASDAQ:VSEC; VSE) for $31.1 million in cash. The Company received $0.3 million during the three and six months ended June 30, 2024 related to an adjustment to the working capital calculation used to arrive at the final purchase price. The acquired entities operate as DAC Engineered Products, LLC (DAC). Under the purchase agreement, there is a potential future payout of up to $7.0 million to the seller related to achieving certain financial targets for 2024 and 2025. The fair value of the liability in connection with this contingent payout is de minimis. DAC’s products include, but are not limited to, carbon brake discs, steel brake discs, starter generators and vacuum generators, primarily for general aviation and regional jets.

The total purchase price was allocated to the underlying assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. The following table summarizes the final purchase price allocation of the estimated fair values of the assets acquired and the liabilities assumed at the transaction date (in thousands):

Assets acquired:
Current assets	$3,768
Property, plant and equipment	763
Intangible assets	10,500
Goodwill	17,240
Deferred taxes	448
Total assets acquired	32,719
Liabilities assumed:
Current liabilities	1,341
Long-term liabilities	249
Total liabilities assumed	1,590
Net assets acquired	$31,129

The results of operations of DAC are included in the Company’s condensed consolidated financial statements for the period subsequent to the completion of the acquisition.

Had the acquisition of DAC occurred as of January 1, 2023, net sales and income before income taxes on a pro forma basis for the three and six months ended June 30, 2023 would not have been materially different than the reported amounts.

CAV Systems Group Limited

On September 1, 2023, the Company, through its newly formed UK subsidiary, Change Acquisition Limited, acquired 100% of the stock of CAV Systems Group Limited (CAV), a leading provider of highly engineered ice protection and drag reduction systems for $29.0 million in cash. The Company recorded an additional $3.1 million in purchase price consideration that may be paid to the seller if CAV achieves certain financial targets for the years 2023 through 2026. During the three months ended June 30, 2024, the Company determined the estimated fair value of the contingent purchase price consideration should be reduced by $2.9 million and recorded this impact as other income on the condensed consolidated statements of operations. The maximum payout to the seller related to achieving these financial targets is $18.4 million.

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

Assets acquired:
Current assets	$7,922
Property, plant and equipment	6,555
Intangible assets	9,884
Goodwill	12,809
Deferred taxes	100
Total assets acquired	37,270
Liabilities assumed:
Current liabilities	7,245
Long-term liabilities	1,019
Total liabilities assumed	8,264
Net assets acquired	$29,006

The results of operations of CAV are included in the Company’s condensed consolidated financial statements for the period subsequent to the completion of the acquisition.

Had the acquisition of CAV occurred as of January 1, 2023, net sales and income before income taxes on a pro forma basis for the three and six months ended June 30, 2023 would not have been materially different than the reported amounts.

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

Net sales by end market were as follows (in thousands):

	Three Months Ended June 30,
	2024			2023
	OEM Net Sales	Aftermarket Net Sales	Total Net Sales	OEM Net Sales	Aftermarket Net Sales	Total Net Sales
Commercial Aerospace	$14,299	$26,894	$41,193	$13,702	$20,211	$33,913
Business Jet and General Aviation	17,438	9,725	27,163	10,430	6,308	16,738
Total Commercial	31,737	36,619	68,356	24,132	26,519	50,651
Defense	8,855	12,022	20,877	7,150	5,996	13,146
Other	3,451	4,331	7,782	5,066	5,126	10,192
Total	$44,043	$52,972	$97,015	$36,348	$37,641	$73,989

	Six Months Ended June 30,
	2024			2023
	OEM Net Sales	Aftermarket Net Sales	Total Net Sales	OEM Net Sales	Aftermarket Net Sales	Total Net Sales
Commercial Aerospace	$30,492	$52,043	$82,535	$25,913	$43,130	$69,043
Business Jet and General Aviation	33,645	19,132	52,777	19,690	12,787	32,477
Total Commercial	64,137	71,175	135,312	45,603	55,917	101,520
Defense	16,641	20,871	37,512	14,542	13,838	28,380
Other	7,751	8,284	16,035	9,656	8,679	18,335
Total	$88,529	$100,330	$188,859	$69,801	$78,434	$148,235

5. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$33,279	$30,834
Work-in-process	28,127	25,394
Finished goods	23,538	21,734
Total	$84,944	$77,962

6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Land	$12,312	$12,312
Buildings and improvements	33,685	29,763
Machinery, equipment, furniture and fixtures	79,932	80,062
Total	125,929	122,137
Less: accumulated depreciation and amortization	(55,175)	(49,963)
Total	$70,754	$72,174

For the three and six months ended June 30, 2024 there were sales of property, plant and equipment of $0.3 million. There were no sales of property, plant and equipment during the three and six months ended June 30, 2023.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Compensation and related benefits	$10,111	$12,926
Other	11,978	11,850
Total accrued expenses and other current liabilities	$22,089	$24,776

8. Long-Term Debt

The Company’s debt consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Term loans	252,899	$539,247
Less: unamortized debt issuance costs	(2,242)	(3,769)
Total net debt	250,657	535,478
Less: current portion	(2,498)	(6,896)
Long-term debt	$248,159	$528,582

The Company’s long-term debt at June 30, 2024 consisted of borrowings under its Credit Agreement, dated as of October 2, 2017, as amended from time to time (the Credit Agreement). On March 26, 2024, the Credit Agreement was amended to extend the termination date of the Delayed Draw Term Loan Commitment by approximately nine months, extending it from April 1, 2024 to December 31, 2024.

On May 3, 2024, the Company used a portion of the net proceeds from its IPO to voluntarily repay $284.6 million of aggregate principal amount of term loans under its Credit Agreement plus accrued interest of $0.3 million. The Company wrote off $0.8 million in unamortized debt issuance costs and expensed $0.8 million in refinancing costs associated with the amendment of the Credit Agreement. These charges are included in refinancing costs in the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2024.

On May 10, 2024, the Credit Agreement was amended to extend the maturity date to May 10, 2030 from April 2, 2026 and reduce the applicable margin by between 2.0 and 2.5 percentage points based on the Company’s leverage ratio. At the Company’s election, interest on loans will accrue at the SOFR rate plus the applicable margin of 4.75% or at the base rate plus the applicable margin of 3.75% as long as the Company maintains a leverage ratio of less than 5.5 to 1. The Company also increased the existing availability under its Delayed Draw Term Commitment to $100 million, which terminates if not drawn upon by May 10, 2026. In addition, the existing revolving line of credit under the Credit Agreement was replaced with a new revolving credit commitment of $50 million. The unused portion of the revolving line of credit carries a commitment fee of 0.375%. Loans outstanding under the revolving line of credit, if any, mature on May 10, 2029. The Company capitalized approximately $0.9 million in debt issuance costs associated with the amendment during the three and six months ended June 30, 2024.

At June 30, 2024, there was $252.9 million outstanding under the Credit Agreement, and there remained availability of $100.0 million in Delayed Draw Term Loan Commitments and $50.0 million in Revolving Loans.

The Credit Agreement requires the maintenance of a quarterly leverage ratio. There are also certain non-financial covenants in place limiting us from, among other things, incurring other indebtedness, creating any liens on our properties, entering into merger or consolidation transactions, disposing of all or substantially all of our assets and payment of certain dividends and distributions. The Company was in compliance with all financial and non-financial covenants of the Credit Agreement as of June 30, 2024.

The Credit Agreement requires mandatory prepayments of the principal amount if there is excess cash flow, as defined, during a calendar year. The Credit Agreement permits voluntary principal prepayments, in whole or in part, at no premium.

9. Stock Compensation

Restricted Equity Unit Awards

Under the terms of the Loar Acquisition 13, LLC Amended and Restated Limited Liability Agreement, the Company was permitted to and did grant restricted equity units to eligible management of Loar Group. The consummation of the IPO was an event that triggered the vesting of any outstanding unvested equity units. At April 16, 2024, there were 552.5 unvested incentive units outstanding. The unrecognized compensation expense related to these incentive units of $1.1 million was recorded during the three months ended June 30, 2024.

2024 Equity Incentive Plan

On April 16, 2024, in connection with the IPO, the Board of Directors adopted, and the Company shareholders approved the 2024 Equity Incentive Plan (2024 Plan), pursuant to which employees, consultants and directors of the Company and employees, consultants and directors of affiliates performing services for the Company, including the executive officers, will be eligible to receive awards. Nine million shares of the Company's authorized shares of common stock have been reserved for future issuance under the 2024 Plan.

On April 24, 2024, the Company granted 53,571 fully vested shares to non-employee directors of the Company who purchased shares of common stock under the directed share program of the IPO. The shares granted represented a matching grant equal to 25% of the aggregate fair value of the purchased shares, up to a maximum aggregate matching grant equal to $500,000 per director (Matching Grant Shares). The Matching Grant Shares are restricted from sale prior to the third anniversary of the non-employee director’s stock purchase date. The stock awards were fully vested on their grant date and all compensation expense was recognized on the grant date. Since there are post-vesting restrictions, a Finnerty model was utilized to calculate a valuation discount from the market value of common shares reflecting the restriction embedded in the shares preventing the sale of the underlying shares for a three-year period of time. The calculation under the Finnerty model yielded a valuation discount of 10%. The Company recognized $1.4 million of stock compensation expense related to the Matching Grant Shares during the three months ended June 30, 2024.

On April 24, 2024, the Company granted 4.6 million options to purchase shares of common stock to certain employees. The options expire on the earlier of (i) ten years from the grant date or (ii) 90 days after termination of employment other than upon death, disability or cause. The weighted-average grant date fair value of these options was $11.25. The fair value of the stock options was estimated at the date of grant using a binomial lattice option-pricing model with the following weighted average assumptions:

Risk-free interest rate	4.65%
Expected dividend yield of stock	-
Expected volatility of stock	29.30%

The risk-free interest rate was based upon the U.S. Treasury bond rates with a term similar to the maturity date of the award. The Company will account for forfeitures as they occur and forfeiture estimates were not included in the valuation. The Company does not anticipate declaring and paying regular cash dividends in future periods; thus, no dividend yield assumption was used. As there was no trading history as of the grant date, the Company estimated the volatility of its stock based on selected guideline companies over a ten-year lookback period. The Company recognized $1.9 million of stock compensation expense related to stock options during the three months ended June 30, 2024. As of June 30, 2024, there was approximately $50.2 million of total unrecognized compensation expense related to non-vested awards expected to vest, which is expected to be recognized over a weighted-average period of 4.8 years.

10. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, finance leases and debt. The carrying amounts of all financial instruments reported on the condensed consolidated balance sheets at June 30, 2024 and December 31, 2023 are considered to approximate fair value either due to the relatively short period of time between the origination of these financial instruments and their expected realization, or the interest rates associated with the debt obligations approximate current market rates.

11. Commitments and Contingencies

There are various lawsuits and claims pending against the Company incidental to its business. Although the final results in such suits and proceedings cannot be predicted with certainty, in the opinion of management, the ultimate liability, if any, will not have a material impact on the condensed consolidated financial statements.

12. Net Income (Loss) per Common Share and Common Unit

Net income (loss) per common share and common unit was computed as follows (in thousands, except net income per common share and net income (loss) per common unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$7,641	$623	$9,890	$(6,896)
Denominator for basic and diluted earnings per common share:
Weighted-average common shares outstanding - basic	87,534	n/a	87,534	n/a
Effect of dilutive common shares	1,708	n/a	1,708	n/a
Weighted average common shares outstanding—diluted	89,242	n/a	89,242	n/a
Net income per common shares—basic	$0.09	n/a	$0.11	n/a
Net income per common shares—diluted	$0.09	n/a	$0.11	n/a

Denominator for basic and diluted earnings per common unit:
Weighted average common units outstanding—basic	n/a	204	n/a	204
Effect of dilutive common units	n/a	—	n/a	—
Weighted average common units outstanding—diluted	n/a	204	n/a	204
Net income (loss) per common unit—basic and diluted	n/a	$3,061.24	n/a	$(33,799.70)

13. Income Taxes

At the end of each quarter, the Company makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.

The effective income tax rate for the three months ended June 30, 2024 was 22.9% compared to 41.2% for the three months ended June 30, 2023. The decrease in the effective tax rate was driven by a decrease in the Company's valuation allowance against its deferred tax asset for disallowed interest carryforward due to the repayment and refinancing of the Company's debt during the second quarter of 2024.

The effective income tax rate for the six months ended June 30, 2024 was 26.9% compared to 354.2% for the six months ended June 30, 2023. The decrease in the effective tax rate was primarily due to the establishment of a valuation allowance against the Company's deferred tax asset for its disallowed interest carryforward during the first quarter of 2023.

The Company's effective income tax rate for the six months ended June 30, 2024 differs from the U.S. federal statutory tax rate of 21% primarily due to the Company's valuation allowance and nondeductible expenses.

14. Subsequent Events

Entry into a Material Definitive Agreement

On July 18, 2024, Loar Group Inc. (Loar Group), a wholly owned subsidiary of Loar Holdings Inc., entered into a purchase agreement (the Purchase Agreement) with Applied Avionics, Inc., a Texas corporation (AAI), AAI Holdings, Inc., a Delaware corporation (AAI Parent), and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative of AAI Parent, pursuant to which, Loar Group agreed to purchase from AAI Parent all the issued and outstanding equity interests of AAI in exchange for aggregate cash consideration of approximately $385 million, subject to certain adjustments as set forth in the Purchase Agreement. AAI Parent is owned by certain individual shareholders thereof, including certain members of AAI’s management team. Additionally, Loar Holdings Inc. agreed to guarantee the due, complete, and punctual payment of, as well as the observance, performance and discharge of all of Loar Group’s obligations under the Purchase Agreement, all on customary terms and conditions.

The transaction is expected to close shortly after receiving requisite regulatory approvals and is subject to customary closing conditions. The acquisition will be financed through additional borrowings under the Company's existing credit agreement and cash on hand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed consolidated financial statements including the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q contains both historical information and, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and 27A of the Securities Act of 1933, as amended. All statements other than statements of historical fact included that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained throughout this Quarterly Report on Form 10-Q. These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to, among other things, our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q, including the risks outlined under “Risk Factors,” will be important in determining future results. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described under “Risk Factors” in the Quarterly Report on Form 10-Q. Since our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements, we cannot give any assurance that any of the events anticipated by these forward-looking statements will occur or, if any of them does occur, what impact they will have on our business, results of operations and financial condition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. We do not undertake any obligation to update these forward-looking statements, or the risk factors contained in this Quarterly Report on Form 10-Q, to reflect new information, future events or otherwise, except as may be required under federal securities laws.

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

Initial Public Offering

On April 29, 2024, we completed our IPO in which we issued and sold 12.6 million shares of our common stock at an IPO price of $28.00 per share. The Company received net proceeds from the IPO of approximately $325.7 million after deducting underwriting discounts, commissions and other offering costs of $28.5 million.

Recent Developments

On July 18, 2024, Loar Group entered into the Purchase Agreement with AAI, AAI Parent, and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative of AAI Parent, pursuant to which, Loar Group agreed to purchase from AAI Parent all the issued and outstanding equity interests of AAI in exchange for aggregate cash consideration of approximately $385 million, subject to certain adjustments as set forth in the Purchase Agreement. See Note 14, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements for further information.

Outlook

As we look to the remainder of 2024, we anticipate net sales growth to be driven by organic growth, in particular the conversion of high levels of backlog of our existing products, and the impact from strategic acquisitions. Backlog primarily consists of firm orders for products that have not yet shipped. Continued inflationary pressures and supply chain disruptions may lead to higher material and labor costs although these pressures and disruptions have not had a material effect on our year-to-date results of operations or capital resources, and we do not expect them to materially affect our outlook or business goals. During 2024, we have continued and plan to continue our commitment to develop new products and services, further market penetration, and pursue an aggressive acquisition strategy while seeking to maintain our financial strength and flexibility.

Results of Operations

The following table sets forth, for the three months and six months ended June 30, 2024 and 2023, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (in thousands unless otherwise indicated):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Dollars	% of Net Sales	Dollars	% of Net Sales	Dollars	% of Net Sales	Dollars	% of Net Sales
Net sales	$97,015	100.0%	$73,989	100.0%	$188,859	100.0%	$148,235	100.0%
Cost of sales	49,489	51.0%	36,517	49.4%	96,900	51.3%	74,728	50.4%
Gross profit	47,526	49.0%	37,472	50.6%	91,959	48.7%	73,507	49.6%
Selling, general and administrative expenses	27,276	28.1%	19,502	26.3%	50,176	26.6%	38,347	25.9%
Transaction expenses	929	1.0%	421	0.6%	1,105	0.6%	604	0.4%
Other income	2,867	3.0%	79	0.1%	2,867	1.5%	127	0.1%
Operating income	22,188	22.9%	17,628	23.8%	43,545	23.0%	34,683	23.4%
Interest expense, net	10,636	11.0%	16,568	22.4%	28,370	15.0%	31,970	21.6%
Refinancing costs	1,645	1.7%	—	—%	1,645	0.9%	—	—%
Income before income taxes	9,907	10.2%	1,060	1.4%	13,530	7.1%	2,713	1.8%
Income tax provision	(2,266)	(2.3)%	(437)	(0.6)%	(3,640)	(1.9)%	(9,609)	(6.5)%
Net income (loss)	7,641	7.9%	623	0.8%	9,890	5.2%	(6,896)	(4.7)%
Cumulative translation adjustments, net of tax	36	—%	(119)	(0.2)%	204	0.1%	290	0.2%
Comprehensive income (loss )	$7,677	7.9%	$504	0.6%	$10,094	5.3%	$(6,606)	(4.5)%
Other Data:
EBITDA (1)	$31,957		$27,053		$63,257		$53,434
Adjusted EBITDA (1)	35,031		27,736		68,062		54,582
Net income (loss) margin		7.9%		0.8%		5.2%		(4.7)%
Adjusted EBITDA Margin (1)		36.1%		37.5%		36.0%		36.8%

(1)
Refer to “Non-GAAP Financial Measures” in this management’s discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable GAAP financial measure.

Financial and Operational Highlights

Three months ended June 30, 2024 compared with three months ended June 30, 2023

Net Sales

Net sales for the three months ended June 30, 2024 increased $23.0 million, or 31.1%, to $97.0 million as compared to $74.0 million for the three months ended June 30, 2023.

Net organic sales represent net sales from our existing businesses for comparable periods and exclude net sales from acquisitions. We include net sales from new acquisitions in net organic sales from the 13th-month after the acquisition on a comparative basis with the prior period. Net acquisition sales for the three months and six months ended June 30, 2024 represent net sales from acquisitions that were completed in 2023 for which there are no comparable net sales during the prior year. We believe this measure provides an understanding of underlying sales trends as it provides net sales comparisons on a consistent basis. We do not believe our net sales are subject to significant seasonal variations. See Note 3, Acquisitions, of the Notes to Condensed Consolidated Financial Statements for further information on the Company’s acquisition activities.

Net Organic Sales

Net organic sales for the three months ended June 30, 2024 increased $12.6 million, or 17.0%, to $86.6 million as compared to $74.0 million for the three months ended June 30, 2023. The increase in net organic sales was primarily related to increases in defense sales ($7.4 million, an increase of 56.1%), aftermarket total commercial sales ($5.4 million, an increase of 20.4%) and OEM total commercial sales ($2.2 million, an increase of 9.0%). The increase in defense sales was primarily driven by increased market share due to new product launches. The increase in aftermarket total commercial sales was primarily due to the continuing recovery in commercial air travel demand. The increase in OEM total commercial sales was driven by increases in aircraft production for general aviation, wide-body and narrow-body aircraft, as an improving supply chain has allowed us to deliver parts that were previously held because our customers were experiencing bottlenecks in other areas of their supply chains.

Net Acquisition Sales

Net acquisition sales of $10.5 million for the three months ended June 30, 2024 is made up of DAC and CAV which were acquired on July 3, 2023 and September 1, 2023, respectively. This represents 14.1% of the increase in total net sales for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Gross Profit and Cost of Sales

Cost of sales for the three months ended June 30, 2024 increased $13.0 million, or 35.5%, to $49.5 million compared to $36.5 million for the three months ended June 30, 2023. Cost of sales and the related percentage of net sales for the three months ended June 30, 2024 and 2023 were as follows (in thousands except for percentages):

	Three Months Ended June 30,
	2024	2023	Change	% Change
Cost of sales - excluding costs below	$48,497	$35,725	$12,772	35.8%
% of net sales	50.0%	48.3%
Amortization of intangible and other long-term assets	632	792	(160)	(20.2)%
% of net sales	0.6%	1.1%
Acquisition and facility integration costs	360	—	360	—%
% of net sales	0.4%	—%
Total cost of sales	$49,489	$36,517	$12,972	35.5%
% of net sales	51.0%	49.4%
Gross profit (Net sales less Total cost of sales)	$47,526	$37,472	$10,054	26.8%
Gross profit percentage (Gross profit / Net sales)	49.0%	50.6%

Cost of sales for the three months ended June 30, 2024 increased 1.6% as a percentage of net sales to 51.0% from 49.4% in the comparable period last year. This increase in cost of sales is primarily attributable to the impact of increased defense sales which typically have higher costs as a percentage of sales and the dilutive effects of an acquisition which was not included in the results for the three months ended June 30, 2023. These increases were partially offset by the leveraging of our fixed overhead costs supporting higher production and sales levels.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $7.8 million to $27.3 million, or 28.1% as a percentage of net sales, for the three months ended June 30, 2024 from $19.5 million, or 26.3% as a percentage of net sales, for the three months ended June 30, 2023. Selling, general and administrative expenses and the related percentage of net sales for the three months ended June 30, 2024 and 2023 were as follows (amounts in thousands except for percentages):

	Three Months Ended June 30,
	2024	2023	Change	% Change
Selling, general and administrative expenses - excluding costs below	$13,621	$11,353	$2,268	20.0%
% of net sales	14.0%	15.4%
Amortization of intangible and other long-term assets	6,407	6,096	311	5.1%
% of net sales	6.6%	8.2%
Stock-based compensation expense	4,387	93	4,294	4,617.2%
% of net sales	4.5%	0.1%
Acquisition and facility integration costs	265	248	17	6.9%
% of net sales	0.3%	0.3%
Research and development expenses	2,596	1,712	884	51.6%
% of net sales	2.7%	2.3%
Total selling, general and administrative expenses	$27,276	$19,502	$7,774	39.9%
% of net sales	28.1%	26.3%

Selling, general and administrative expenses increased by 1.8% as a percentage of net sales for the three months ended June 30, 2024 when compared to the same period in 2023. This was primarily driven by stock-based compensation expense, research and development costs, and infrastructure costs related to being a public company, partially offset by the leveraging of fixed costs.

Transaction Expenses

Transaction expenses for the three months ended June 30, 2024 and 2023 were $0.9 million and $0.4 million, respectively. Transaction costs can fluctuate depending on the size and number of acquisitions in each year.

Other Income

Other income for the three months ended June 30, 2024, of $2.9 million relates to the reduction in the estimated contingent purchase price for the CAV acquisition.

Operating Income

Operating income for the three months ended June 30, 2024, was $22.2 million, or 22.9% as a percentage of net sales, compared to $17.6 million, or 23.8% as a percentage of net sales for the three months ended June 30, 2023. The increase in operating income is due to the factors discussed above.

Interest Expense

Interest expense for the three months ended June 30, 2024 decreased $6.0 million, or 35.8%, to $10.6 million compared to $16.6 million for the three months ended June 30, 2023. This decrease was attributable to the repayment of $284.6 million aggregate principal amount of the Company's debt on May 3, 2024 with a portion of the proceeds from our IPO.

Income Tax Provision

The effective income tax rate for the three months ended June 30, 2024 was 22.9% compared to 41.2% for the three months ended June 30, 2023. The decrease in the effective tax rate was driven by a decrease in the Company's valuation allowance against its deferred tax asset for disallowed interest carryforward due to the repayment and refinancing of the Company's debt during the second quarter of 2024.

Net Income

Net income for the three months ended June 30, 2024 was $7.6 million, or 7.9% as a percentage of net sales, compared to net income for the three months ended June 30, 2023 of $0.6 million, or 0.8% as a percentage of net sales. The improvement in results is primarily due to the factors discussed above.

Six months ended June 30, 2024 compared with six months ended June 30, 2023

Net Sales

Net sales for the six months ended June 30, 2024 increased $40.6 million, or 27.4%, to $188.9 million as compared to $148.2 million for the six months ended June 30, 2023.

Net organic sales represent net sales from our existing businesses for comparable periods and exclude net sales from acquisitions. We include net sales from new acquisitions in net organic sales from the 13th-month after the acquisition on a comparative basis with the prior period. Net acquisition sales for the six months ended June 30, 2024 represent net sales from acquisitions that were completed in 2023 for which there are no comparable net sales during the prior year. We believe this measure provides an understanding of underlying sales trends as it provides net sales comparisons on a consistent basis. We do not believe our net sales are subject to significant seasonal variations. See Note 3, Acquisitions, of the Notes to Condensed Consolidated Financial Statements for further information on the Company’s acquisition activities.

Net Organic Sales

Net organic sales for the six months ended June 30, 2024 increased $20.8 million, or 14.1%, to $169.0 million compared to $148.2 million for the six months ended June 30, 2023. The increase in net organic sales was primarily related to increases in defense sales ($8.6 million, an increase of 30.2%), OEM total commercial sales ($8.2 million, an increase of 17.9%) and aftermarket total commercial sales ($6.4 million, an increase of 11.4%). The increase in defense sales was primarily driven by increased market share due to new product launches. The increase in OEM total commercial sales was driven by increases in aircraft production for general aviation, wide-body and narrow-body aircraft, as an improving supply chain has allowed us to deliver parts that were previously held because our customers were experiencing bottlenecks in other areas of their supply chains. The increase in aftermarket total commercial sales was primarily due to the continuing recovery in commercial air travel demand, partially offset by destocking at a handful of our distributors and end customers.

Net Acquisition Sales

Net acquisition sales of $19.8 million for the six months ended June 30, 2024, is made up of DAC and CAV which were acquired on July 30, 2023 and September 1, 2023, respectively. This represents 13.4% of the increase in total net sales for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Gross Profit and Cost of Sales

Cost of sales for the six months ended June 30, 2024 increased $22.2 million or 29.7% to $96.9 million compared to $74.7 million for the six months ended June 30, 2023. Cost of sales and the related percentage of net sales for the six months ended June 30, 2024 and 2023 were as follows (in thousands except for percentages):

	Six Months Ended June 30,
	2024	2023	Change	% Change
Cost of sales - excluding costs below	$94,254	$73,144	$21,110	28.9%
% of net sales	49.9%	49.3%
Amortization of intangible and other long-term assets	1,486	1,584	(98)	(6.2)%
% of net sales	0.8%	1.1%
Acquisition and facility integration costs	1,160	—	1,160	—%
% of net sales	0.6%	—%
Total cost of sales	$96,900	$74,728	$22,172	29.7%
% of net sales	51.3%	50.4%
Gross profit (Net sales less Total cost of sales)	$91,959	$73,507	$18,452	25.1%
Gross profit percentage (Gross profit / Net sales)	48.7%	49.6%

Cost of sales for the six months ended June 30, 2024 increased 0.9% as a percentage of net sales to 51.3% from 50.4% in the comparable period last year. This increase in cost of sales is primarily attributable to the impact of increased defense sales, which typically have higher costs as a percentage of sales and the dilutive effects of an acquisition which was not included in the results for the six months ended June 30, 2023. These increases were partially offset by the leveraging of our fixed overhead costs supporting higher production and sales levels.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $11.8 million to $50.2 million, or 26.6% as a percentage of net sales, for the six months ended June 30, 2024 from $38.3 million, or 25.9 % as a percentage of net sales, for the six months ended June 30, 2023. Selling, general and administrative expenses and the related percentage of net sales for the six months ended June 30, 2024 and 2023 were as follows (amounts in thousands except for percentages):

	Six Months Ended June 30,
	2024	2023	Change	% Change
Selling, general and administrative expenses - excluding costs below	$27,326	$22,352	$4,974	22.3%
% of net sales	14.5%	15.1%
Amortization of intangible and other long-term assets	12,818	12,184	634	5.2%
% of net sales	6.8%	8.2%
Stock-based compensation expense	4,474	186	4,288	2,305.4%
% of net sales	2.4%	0.1%
Acquisition and facility integration costs	933	485	448	92.4%
% of net sales	0.5%	0.3%
Research and development expenses	4,625	3,140	1,485	47.3%
% of net sales	2.4%	2.1%
Total selling, general and administrative expenses	$50,176	$38,347	$11,829	30.8%
% of net sales	26.6%	25.9%

Selling, general and administrative expenses increased by 0.7% as a percentage of net sales for the six months ended June 30, 2024 when compared to the same period in 2023. This was primarily driven by stock-based compensation expense, research and development costs, acquisition and facility integration costs, and infrastructure costs related to being a public company, partially offset by the leveraging of fixed costs.

Transaction Expenses

Transaction expenses for the six months ended June 30, 2024 and 2023 were $1.1 million and $0.6 million, respectively. Transaction costs can fluctuate depending on the size and number of acquisitions in each year.

Other Income

Other income for the six months ended June 30, 2024, of $2.9 million relates to the reduction in the estimated contingent purchase price for the CAV acquisition.

Operating Income

Operating income for the six months ended June 30, 2024, was $43.5 million, or 23.0% as a percentage of net sales, compared to $34.7 million, or 23.4% as a percentage of net sales for the six months ended June 30, 2023. The increase in operating income is due to the factors discussed above.

Interest Expense

Interest expense for the six months ended June 30, 2024 decreased $3.6 million, or 11.3%, to $28.4 million compared to $32.0 million for the six months ended June 30, 2023. This decrease was attributable to the repayment of $284.6 million aggregate principal amount of the Company's debt in May 2024 with a portion of the proceeds from our IPO.

Income Tax Provision

The effective income tax rate for the six months ended June 30, 2024 was 26.9% compared to 354.2% for the six months ended June 30, 2023. The decrease in the effective tax rate was primarily due to the establishment of a valuation allowance against the Company's deferred tax asset for its disallowed interest carryforward during the first quarter of 2023.

Net Income (Loss)

Net income for the six months ended June 30, 2024 was $9.9 million, or 5.2% as a percentage of net sales, compared to a net loss for the six months ended June 30, 2023 of $6.9 million, or 4.7% as a percentage of net sales. The improvement in results is due to the factors discussed above.

Liquidity and Capital Resources

The following table summarizes our capitalization as of June 30, 2024 and December 31, 2023 (in thousands, unless otherwise indicated):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$73,203	$21,489
Debt:
Credit Agreement debt (including current portion)	250,657	535,478
Finance lease liabilities (including current portion)	3,501	3,591
Total debt	254,158	539,069
Member’s equity	—	418,141
Stockholders' equity	758,440	—
Total capitalization (debt plus equity)	1,012,598	957,210
Total debt to total capitalization	25%	56%

Our principal historical liquidity requirements have been for acquisitions, capital expenditures, servicing indebtedness and working capital needs. We fund our investing activities primarily from cash provided by our operating and financing activities. As of June 30, 2024, we had availability of $100 million of a Delayed Draw Term Loans Commitment (as defined below) and a $50 million revolving line of credit. Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our Credit Agreement will be sufficient to fund our cash requirements for at least the next twelve months. As we continue to expand our business, including by any acquisitions we may make, we may in the future require additional working capital for increased costs. See “Credit Agreement” (below) for additional detail regarding our financing activities.

Operating Activities

Net cash provided by operating activities was $17.9 million in the six months ended June 30, 2024 compared to net cash used in operating activities of $0.6 million in the six months ended June 30, 2023. The $18.5 million increase in cash provided by operating activities was primarily driven by an increase in net income of $16.8 million. Changes in certain other working capital accounts drove the remainder of the increase for the six months ended June 30, 2024.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2024 and 2023 of $3.8 million and $4.7 million, respectively, was primarily due to capital expenditures of $4.5 million and $4.7 million, respectively.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2024 of $37.6 million was principally related to proceeds from the Company's IPO of $325.7 million, partially offset by payments on our Credit Agreement of $286.3 million. Net cash provided by financing activities in the six months ended June 30, 2023 of $16.9 million was primarily due to borrowings under the credit Agreement to finance the acquisition of DAC.

Credit Agreement

The Company’s long-term debt consists primarily of borrowings under its Credit Agreement.

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

On May 3, 2024, the Company used a portion of the net proceeds from its IPO to repay $284.6 million aggregate principal amount of term loans under its Credit Agreement plus accrued interest of $0.3 million. The Company wrote-off $0.8 million in unamortized debt issuance costs and expensed $0.8 million in refinancing costs associated with the amendment of the Credit Agreement during the three and six months ended June 30, 2024.

On May 10, 2024, the Credit Agreement was amended to extend the maturity date to May 10, 2030 from April 2, 2026 and reduce the applicable margin by between 2.0 and 2.5 percentage points based on the Company’s leverage ratio. At the Company’s election, interest on loans will accrue at the SOFR rate plus the applicable margin of 4.75% or at the base rate plus the applicable margin of 3.75% as long as the Company maintains a leverage ratio of less than 5.5 to 1. The Company also increased the existing availability under its Delayed Draw Term Commitment to $100 million, which terminates if not drawn upon by May 10, 2026. In addition, the existing revolving line of credit under the Credit Agreement was replaced with a new revolving credit commitment of $50 million. The unused portion of the revolving line of credit carries a commitment fee of 0.375%. Loans outstanding under the revolving line of credit, if any, mature on May 10, 2029. The Company capitalized approximately $0.9 million in debt issuance costs associated with the amendment during the three and six months ended June 30, 2024.

At June 30, 2024, there was $252.9 million outstanding under the Credit Agreement, and there remained availability of $100.0 million in Delayed Draw Term Loan Commitments and $50.0 million in Revolving Loans.

Other Obligations and Commitments

We have future obligations under various contracts relating to debt and interest payments, finance and operating leases and our post-retirement benefit plan. During the six months ended June 30, 2024, there were no material changes to these obligations as described in our December 31, 2023 annual financial statements reported in the Company’s Form S-1 filed with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

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

A complete and comprehensive discussion of our most critical accounting policies that require management to make judgments about matters that are inherently uncertain was included in Management’s Discussion and Analysis of Financial Condition and Results of Operations– Critical Accounting Estimates for the year ended December 31, 2023 which was filed with Amendment No. 2 to Form S-1 on April 23, 2024. Refer to Note 2, Basis of Presentation, of the notes to the condensed consolidated financial statements included herein for updates to disclosures of accounting standards recently adopted or required to be adopted in the future.

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

The following table sets forth a reconciliation of net income (loss) to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the three and six months ended June 30, 2024 and 2023 (in thousands unless otherwise indicated):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$7,641	$623	$9,890	$(6,896)
Adjustments:
Interest expense, net	10,636	16,568	28,370	31,970
Refinancing costs	1,645	—	1,645	—
Income tax provision	2,266	437	3,640	9,609
Operating income	22,188	17,628	43,545	34,683
Depreciation	2,730	2,537	5,408	4,983
Amortization	7,039	6,888	14,304	13,768
EBITDA	31,957	27,053	63,257	53,434
Adjustments:
Other income (1)	(2,867)	(79)	(2,867)	(127)
Transaction expenses (2)	929	421	1,105	604
Stock-based compensation (3)	4,387	93	4,474	186
Acquisition and facility integration costs (4)	625	248	2,093	485
Adjusted EBITDA	$35,031	$27,736	$68,062	$54,582
Net sales	$97,015	$73,989	$188,859	$148,235
Net income (loss) margin	7.9%	0.8%	5.2%	(4.7)%
Adjusted EBITDA Margin	36.1%	37.5%	36.0%	36.8%

(1)
Represents the reduction in the estimated contingent purchase price for the CAV acquisition in 2024 and a grant from the U.S. Department of Transportation under the Aviation Manufacturing Jobs Protection Program in 2023..
(2)
Represents third party transaction-related costs for acquisitions comprising deal fees, legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.
(3)
Represents the non-cash compensation expense recognized by the Company for equity awards.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risks are described more fully within Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of Amendment No. 2 to Form S-1 filed on April 23, 2024. These market risks have not materially changed for the six months ended June 30, 2024.

Item 4. Controls and Procedures

We completed our initial public offering on April 29, 2024 and as such are required to comply with the SEC’s rules in Section 302 of the Sarbanes-Oxley Act, requiring our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we will be required to disclose material changes made to our internal controls and procedures on a quarterly basis, we will not be required to make our first assessment of the effectiveness of our internal control over financial reporting under Section 404 until our second annual report on Form 10-K after we became a public company.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company recorded an environmental liability in connection with its acquisition of AGC Acquisition LLC, for which it is not entitled to any third-party recoveries. The facilities acquired as a part of the acquisition entered into the state of Connecticut’s voluntary remediation program in 2009 for environmental remediation of certain known contaminants. The Company had an independent third-party evaluation of the facilities to determine the potential range of costs for remediation of the site. The balance of the environmental liability at June 30, 2024, was $1 million.

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

Mergers and acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include customer relationships, contract backlog, tradename, technology and favorable leases, were approximately $301 million as of June 30, 2024, net of accumulated amortization. Goodwill recognized in accounting for the mergers and acquisitions was approximately $473 million as of June 30, 2024. We may never realize the full value of our identifiable intangible assets and goodwill. If at any time we determine an impairment has occurred, we are required to reflect the reduction in value as an expense within operating income, resulting in a reduction of earnings and a corresponding reduction in our net asset value in the period such impairment is identified.

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

Under the NYSE rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and need not comply with certain requirements, including the requirement that a majority of the board of directors consist of independent directors and the requirements that our compensation and nominating and governance committees be composed entirely of independent directors. We are not utilizing and we do not intend to utilize these exemptions. However, for so long as we qualify as a “controlled company,” we will maintain the option to utilize some or all of these exemptions. If we utilize these exemptions, we may not have a majority of independent directors and our compensation and nominating and governance committees may not consist entirely of independent directors, and such committees would not be subject to annual performance evaluations. Accordingly, in the event we elect to rely on these exemptions in the future, you would not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Risks Related to Our Indebtedness

Our indebtedness, which is subject to variable interest rates, could adversely affect our financial health and could harm our ability to react to changes to our business.

We have a significant amount of indebtedness. As of June 30, 2024, after using $284.6 million of the IPO proceeds to paydown indebtedness under the Credit Agreement, the remaining outstanding principal was approximately $253 million.

On May 10, 2024, the Credit Agreement was amended to extend the maturity date to May 10, 2030 and reduce the applicable margin based on the Company’s leverage ratio. The Company also increased the existing availability under its Delayed Draw Term Commitment to $100 million, which terminates if not drawn upon by May 10, 2026. In addition, the existing revolving line of credit under the Credit Agreement was replaced with a new revolving credit commitment of $50 million. Loans outstanding under the revolving line of credit, if any, mature on May 10, 2029.

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

In addition, we may be able to incur substantial additional indebtedness in the future. As of June 30, 2024, there remained available under our Credit Agreement $100 million in a Delayed Draw Term Loans Commitment and a $50 million Revolving Line of Credit. Although our Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. Our Credit Agreement requires the maintenance of a quarterly leverage ratio. There are also certain non-financial covenants in place limiting us, from, among other things, incurring other indebtedness, creating any liens on our properties, entering into merger or consolidation transactions, disposing of all or substantially all of our assets and payment of certain dividends and distributions. In addition, our Credit Agreement requires mandatory prepayments of the principal amount if there is excess cash flow, as defined, during a calendar year (commencing with the two-quarter period beginning on July 1, 2022 and ending December 31, 2022). A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under our Credit Agreement.

Under our Credit Agreement, borrowings under the term loans, the Delayed Draw Term Loans and the Revolving Line of Credit may be designated as a SOFR rate loan or base rate loan at the option of the borrower. The interest rate on the SOFR rate loans accrue interest at the SOFR rate plus a margin of 4.75% or at the base rate plus a margin of 3.75% as long as the Company maintains a leverage ratio of less than 5.5 to 1. In addition, the unused portion of the Revolving Line of Credit carries a commitment fee of 0.50% and the unused portion of the revolving line of credit carries a commitment fee of 0.375%. Accordingly, if SOFR or other variable interest rates increase, our debt service expense will also increase.

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

As a privately held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act (“Section 404”). As a public company, we will be subject to significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environment, and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our results of operations. In addition, we will be required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report following the completion of our initial public offering, which occurred on April 29, 2024. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Once we are no longer an “emerging growth company,” our auditors will be required to issue an attestation report on the effectiveness of our internal controls on an annual basis.

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

We have approximately 395 million shares of common stock authorized but unissued. Our certificate of incorporation authorizes us to issue these shares of common stock, other equity or equity-linked securities, options, and other equity awards relating to our common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote, and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock, if any.

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

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

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

The remaining outstanding 77,000,000 shares of common stock held by our existing stockholders will be deemed restricted securities under the meaning of Rule 144 and may be sold in the public market only if registered or if they qualify for an exemption from registration, including the exemptions pursuant to Rule 144 and Rule 701 under the Securities Act. In addition, we, our executive officers, directors, and all of our stockholders have signed lock-up agreements with the underwriters that, subject to certain customary exceptions, restrict the sale of the shares of our common stock and certain other securities held by them for 180 days following the date of the IPO prospectus, which was April 24, 2024. Jefferies LLC and Morgan Stanley & Co. LLC, in their sole discretion and at any time without notice, may release all or any portion of the shares or securities subject to any such lock-up agreements.

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

• limitations on stockholder action by written consent;

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

Our Board is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.

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

Our directors and executive officers and their affiliates beneficially own shares representing approximately 68% of our outstanding common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock. Furthermore, the interests of these stockholders may not align with those of stockholders more broadly.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors or Executive Officers

(c) During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

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
10.9

Fifteenth Amendment to Credit Agreement and First Amendment to Security Agreement, dated as of May 10, 2024, by and among Loar Group Inc., Loar Holdings Inc., the other guarantors party thereto from time to time, the lenders party thereto from time to time, First Eagle Alternative Credit, LLC, as administrative agent for the lenders and as collateral agent for the secured parties, and Citibank, N.A., as the revolving administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2024).

10.10

Purchase Agreement, dated as of July 18, 2024, by and among AAI Holdings, Inc., a Delaware corporation, Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative of AAI Holdings, Inc., a Delaware corporation, Applied Avionics, Inc., a Texas corporation, and Loar Group Inc., a Delaware corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2024).

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

Loar Holdings Inc.

Date: August 13, 2024	By:	/s/ Glenn D'Alessandro
Glenn D’Alessandro
Treasurer and Chief Financial Officer
(principal financial and accounting officer)