Form 10-Q
period 2024-09-30
Loar Holdings Inc.
filed 2024-11-13
CIK 2000178

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, the registrant had 89,703,571 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Loar Holdings Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands except share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$55,179	$21,489
Accounts receivable, net	66,329	59,002
Inventories	97,887	77,962
Other current assets	12,152	11,830
Income taxes receivable	408	393
Total current assets	231,955	170,676
Property, plant and equipment	76,955	72,174
Finance lease assets	2,240	2,448
Operating lease assets	5,916	6,297
Other long-term assets	16,200	11,420
Intangible assets, net	447,123	316,542
Goodwill	691,658	470,888
Total assets	$1,472,047	$1,050,445

Liabilities and equity
Current liabilities:
Accounts payable	$16,224	$12,876
Current portion of long-term debt	6,028	6,896
Current portion of finance lease liabilities	221	190
Current portion of operating lease liabilities	612	609
Income taxes payable	6,265	6,133
Accrued expenses and other current liabilities	29,334	24,776
Total current liabilities	58,684	51,480
Deferred income taxes	36,820	36,785
Long-term debt, net	596,074	528,582
Finance lease liabilities	3,234	3,401
Operating lease liabilities	5,464	5,802
Environmental liabilities	-	1,145
Other long-term liabilities	1,957	5,109
Total liabilities	702,233	632,304

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 485,000,000 shares authorized; 89,703,571 issued and outstanding at September 30, 2024	897	—
Additional paid-in capital	793,167	—
Accumulated deficit	(24,245)	—
Accumulated other comprehensive loss	(5)	—
Member's equity	—	418,141
Total equity	769,814	418,141
Total liabilities and equity	$1,472,047	$1,050,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per common share and per common unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$103,519	$82,807	$292,378	$231,042
Cost of sales	50,615	42,176	147,515	116,904
Gross profit	52,904	40,631	144,863	114,138
Selling, general and administrative expenses	30,186	21,863	80,362	60,210
Transaction expenses	1,444	2,022	2,549	2,626
Other income, net	1,574	356	4,441	483
Operating income	22,848	17,102	66,393	51,785
Interest expense, net	9,962	17,155	38,332	49,125
Refinancing costs	-	-	1,645	—
Income (loss) before income taxes	12,886	(53)	26,416	2,660
Income tax (provision) benefit	(4,230)	2,907	(7,870)	(6,702)
Net income (loss)	$8,656	$2,854	$18,546	$(4,042)
Net income per common share:
Basic	$0.10	n/a	$0.21	n/a
Diluted	$0.09	n/a	$0.20	n/a
Weighted average common shares outstanding:
Basic	89,704	n/a	88,722	n/a
Diluted	91,931	n/a	90,755	n/a

Net income (loss) per common unit	n/a	$14,000.14	n/a	$(19,799.55)
Weighted average common units outstanding - basic and diluted	n/a	204	n/a	204

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$8,656	$2,854	$18,546	$(4,042)
Cumulative translation adjustments, net of tax	(52)	185	152	475
Comprehensive income (loss)	$8,604	$3,039	$18,698	$(3,567)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands)

	Loar Holdings, LLC and Subsidiaries (Prior to Corporate Conversion)	Loar Holdings Inc. Stockholders' Equity
		Common Stock
	Member's Equity	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, January 1, 2024	$418,141	—	$—	$—	$—	$—	$418,141
Net income	2,249	—	—	—	—	—	2,249
Stock-based compensation	87	—	—	—	—	—	87
Cumulative translation adjustments, net of tax	168	—	—	—	—	—	168
Balance, March 31, 2024	420,645	—	—	—	—	—	420,645
Stock-based compensation prior to Corporate Conversion	1,111	—	—	—	—	—	1,111
Reclassification of members equity upon Corporate Conversion	40,531	—	—	—	(40,542)	11	—
Effect of the Corporate Conversion	(462,287)	77,000	770	461,517	—	—	—
Issuance of common stock sold in initial public offering, net of offering costs	—	12,650	126	325,605	—	—	325,731
Issuance of common stock to Directors under the 2024 Equity Incentive Plan	—	54	1	1,349	—	—	1,350
Net income	—	—	—	—	7,641	—	7,641
Stock-based compensation	—	—	—	1,926	—	—	1,926
Cumulative translation adjustments, net of tax	—	—	—	—	—	36	36
Balance, June 30, 2024	—	89,704	897	790,397	(32,901)	47	758,440
Common stock offering costs	—	—	—	(324)	—	—	(324)
Net income	—	—	—	—	8,656	—	8,656
Stock-based compensation	—	—	—	3,094	—	—	3,094
Cumulative translation adjustments, net of tax	—	—	—	—	—	(52)	(52)
Balance, September 30, 2024	$—	89,704	$897	$793,167	$(24,245)	$(5)	$769,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Member's Equity

(Unaudited, in thousands)

Member's Equity
Balance, January 1, 2023	$421,974
Net loss	(7,519)
Stock-based compensation	92
Cumulative translation adjustments, net of tax	409
Balance, March 31, 2023	414,956
Net income	623
Stock-based compensation	94
Cumulative translation adjustments, net of tax	(119)
Balance, June 30, 2023	415,554
Net income	2,854
Stock-based compensation	92
Cumulative translation adjustments, net of tax	185
Balance, September 30, 2023	$418,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net income (loss)	$18,546	$(4,042)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,183	7,297
Amortization of intangibles and other long-term assets	22,249	20,869
Amortization of debt issuance costs	931	2,132
Amortization of inventory step-up	276	201
Stock-based compensation	7,568	278
Deferred income taxes	(141)	622
Non-cash lease expense	438	668
Refinancing costs	1,645	—
Other income, net	(2,856)	—
Changes in assets and liabilities:
Accounts receivable	(4,331)	(11,462)
Inventories	(13,694)	(12,643)
Other assets	(4,455)	(3,565)
Accounts payable	2,825	3,531
Other liabilities	(1,404)	(2,384)
Environmental liabilities	(1,145)	(46)
Operating lease liabilities	(392)	(656)
Net cash provided by operating activities	34,243	800

Investing Activities
Capital expenditures	(6,084)	(7,824)
Payment for acquisitions, net of cash acquired	(383,222)	(60,289)
Net cash used in investing activities	(389,306)	(68,113)

Financing Activities
Net proceeds from issuance of common stock	325,408	—
Payments of long-term debt	(287,881)	(4,333)
Proceeds from issuance of long-term debt	360,000	53,000
Financing costs and other, net	(8,876)	(1,060)
Payments of finance lease liabilities	(137)	(95)
Net cash provided by financing activities	388,514	47,512

Effect of translation adjustments on cash and cash equivalents	239	(137)
Net increase (decrease) in cash and cash equivalents	33,690	(19,938)

Cash and cash equivalents, beginning of period	21,489	35,497
Cash and cash equivalents, end of period	$55,179	$15,559

Supplemental information
Interest paid during the period, net of capitalized amounts	$37,495	$47,246
Income taxes paid during the period, net	$7,925	$4,942

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

The registration statement related to the Company’s initial public offering (IPO) was declared effective on April 24, 2024, and the
Company’s common stock began trading on the New York Stock Exchange on April 25, 2024. On April 29, 2024, the Company
completed its IPO for the sale of 12.6 million shares of common stock, $0.01 par value per share, at a public offering price of $28.00 per share. The Company received net proceeds from the IPO of approximately $325.4 million after deducting underwriting discounts, commissions and other offering costs of $28.8 million.

2. Basis of Presentation

As used in this Quarterly Report on Form 10-Q, unless expressly stated otherwise or the context otherwise requires, the terms “Loar,” the “Company,” “we,” “us” and “our” refer to Loar Holdings Inc. and its subsidiaries, collectively.

Principles of Consolidation

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended December 31, 2023 included in Loar Holdings Inc. Amendment No. 2 to Form S-1 filed on April 23, 2024. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (GAAP). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). The December 31, 2023 condensed consolidated balance sheet was derived from Loar Holdings, LLC’s audited financial statements for the year then-ended. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year.

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

3. Acquisitions

Applied Avionics, Inc.

On August 26, 2024, the Company acquired 100% of the membership interests of Applied Avionics, LLC, a Delaware LLC (AAI), which was formerly known as Applied Avionics, Inc. from AAI Holdings, Inc., a Delaware corporation (AAI Parent) for $383.5 million in cash. AAI Parent is owned by certain individual shareholders thereof, including certain members of AAI’s management team. Incorporated in 1968, AAI designs, develops and manufactures highly engineered avionics interface solutions.

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

Assets acquired:
Current assets	$9,357
Property, plant and equipment	6,996
Intangible assets	152,100
Goodwill	220,927
Total assets acquired	389,380
Liabilities assumed:
Current liabilities	5,869
Net assets acquired	$383,511

Inventory was recorded at its estimated fair value, which represented an amount equivalent to estimated selling price less fulfillment costs and a normative selling profit. The increase in fair value of inventory from the acquisition was approximately $1.0 million, of which $0.3 million was recognized in cost of goods sold for the three and nine months ended September 30, 2024.

Goodwill is primarily attributable to the assembled workforce and expected synergies with other acquired companies, combined with the industry operating expertise of management. These are among the factors that contributed to a purchase price that resulted in the recognition of goodwill. Goodwill is deductible for tax purposes.

The results of operations of AAI are included in the Company’s consolidated financial statements for the period subsequent to the completion of the acquisition. AAI contributed $3.8 million of net sales and $0.6 million of operating income for the three and nine months ended September 30, 2024.

Pro forma financial information

The pro forma information below gives effect to the AAI acquisition as if it had been completed on January 1, 2023. The table below presents unaudited pro forma consolidated income statement information as if the AAI acquisition had been included in the Company’s consolidated results for the entire period reflected. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2023, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and the acquired business adjusted for certain items. In the pro forma information presented, each of the three months ended September 30, 2024 and 2023 includes $2.4 million and each of the nine months ended September 30, 2024 and 2023 includes $7.3 million of amortization of acquired intangible assets resulting from the preliminary purchase price allocation. The $1.0 million of inventory step-up amortization resulting from the preliminary purchase price allocation has been included in the pro forma results for the nine months ended September 30, 2023 to reflect the pro forma transaction date of January 1, 2023, and the inventory step-up amortization expense of $0.3 million recorded for the three and nine months ended September 30, 2024 has been excluded. Interest expense has been adjusted as though the debt incurred to finance the AAI acquisition had been outstanding at January 1, 2023. The pro forma interest expense adjustments for the three and nine months ended September 30, 2024 and 2023 are $9.2 million, $6.2 million, $27.7 million, and $24.6 million respectively. The pro forma information does not include the effects of any synergies, cost reduction initiatives or anticipated integration costs related to the acquisitions.

	Three Months Ended September 30,		Nine Months Ended September 30, 2024
	2024	2023	2024	2023
Net sales	$109,745	$91,213	$320,459	$258,505
Income (loss) before income taxes	7,050	(8,563)	6,869	(22,444)

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

Had the acquisition of DAC occurred as of January 1, 2023, net sales and income before income taxes on a pro forma basis for the three and nine months ended September 30, 2023 would not have been materially different than the reported amounts.

During the three months ended September 30, 2024, the Company received proceeds of approximately $1.7 million from the settlement of buyer-side representations and warranties insurance covering the acquisition of DAC. The insurance policy covered the Company for certain balance sheet items that were not correctly reflected in accordance with GAAP. This amount was recorded as other income on the condensed consolidated statements of operations during the three and nine months ended September 30, 2024.

CAV Systems Group Limited

On September 1, 2023, the Company, through its newly formed UK subsidiary, Change Acquisition Limited, acquired 100% of the stock of CAV Systems Group Limited (CAV), a leading provider of highly engineered ice protection and drag reduction systems for $29.0 million in cash. The Company recorded an additional $3.1 million in purchase price consideration that may be paid to the seller if CAV achieves certain financial targets for the years 2023 through 2026. During the three months ended June 30, 2024, the Company determined the estimated fair value of the contingent purchase price consideration should be reduced by $2.9 million and recorded this impact as other income on the condensed consolidated statements of operations. The maximum payout to the seller related to achieving these financial targets is $18.4 million

The total purchase price was allocated to the underlying assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition in accordance with ASC 805, Business Combinations. The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and the liabilities assumed at the transaction date (in thousands):

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

Had the acquisition of CAV occurred as of January 1, 2023, net sales and income before income taxes on a pro forma basis for the three and nine months ended September 30, 2023 would not have been materially different than the reported amounts.

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

Net sales by end market were as follows (in thousands):

	Three Months Ended September 30,
	2024			2023
	OEM Net Sales	Aftermarket Net Sales	Total Net Sales	OEM Net Sales	Aftermarket Net Sales	Total Net Sales
Commercial Aerospace	$15,824	$29,058	$44,882	$14,574	$23,886	$38,460
Business Jet and General Aviation	19,911	10,121	30,032	11,701	7,729	19,430
Total Commercial	35,735	39,179	74,914	26,275	31,615	57,890
Defense	10,152	11,810	21,962	8,004	7,218	15,222
Other	2,976	3,667	6,643	5,667	4,028	9,695
Total	$48,863	$54,656	$103,519	$39,946	$42,861	$82,807

	Nine Months Ended September 30,
	2024			2023
	OEM Net Sales	Aftermarket Net Sales	Total Net Sales	OEM Net Sales	Aftermarket Net Sales	Total Net Sales
Commercial Aerospace	$46,316	$81,101	$127,417	$40,487	$67,016	$107,503
Business Jet and General Aviation	53,556	29,253	82,809	31,391	20,516	51,907
Total Commercial	99,872	110,354	210,226	71,878	87,532	159,410
Defense	26,793	32,681	59,474	22,546	21,056	43,602
Other	10,727	11,951	22,678	15,323	12,707	28,030
Total	$137,392	$154,986	$292,378	$109,747	$121,295	$231,042

5. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$41,920	$30,834
Work-in-process	30,872	25,394
Finished goods	25,095	21,734
Total	$97,887	$77,962

6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Land	$15,414	$12,312
Buildings and improvements	35,592	29,763
Machinery, equipment, furniture and fixtures	83,729	80,062
Total	134,735	122,137
Less: accumulated depreciation and amortization	(57,780)	(49,963)
Total	$76,955	$72,174

For the three and nine months ended September 30, 2024 there were sales of property, plant and equipment of $0.3 million which is included in capital expenditures. There were no sales of property, plant and equipment during the three and nine months ended September 30, 2023.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Compensation and related benefits	$15,077	$12,926
Other	14,257	11,850
Total accrued expenses and other current liabilities	$29,334	$24,776

8. Long-Term Debt

The Company’s debt consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Term loans	611,366	$539,247
Less: unamortized debt issuance costs	(9,264)	(3,769)
Total net debt	602,102	535,478
Less: current portion	(6,028)	(6,896)
Long-term debt	$596,074	$528,582

The Company’s long-term debt at September 30, 2024 consisted of borrowings under its Credit Agreement, dated as of October 2, 2017, as amended from time to time (the Credit Agreement).

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

On May 10, 2024, the Credit Agreement was amended to extend the maturity date to May 10, 2030 from April 2, 2026 and reduce the applicable margin by between 2.0 and 2.5 percentage points based on the Company’s leverage ratio. At the Company’s election, interest on loans will accrue at the SOFR rate plus the applicable margin of 4.75% or at the base rate plus the applicable margin of 3.75% as long as the Company maintains a leverage ratio of less than 5.5 to 1. The Company also increased the existing availability under its delayed draw term loan commitment to $100 million, which terminates if not drawn upon by May 10, 2026. In addition, the existing revolving line of credit under the Credit Agreement was replaced with a new revolving credit commitment of $50 million. The unused portion of the revolving line of credit carries a commitment fee of 0.375%. Loans outstanding under the revolving line of credit, if any, mature on May 10, 2029.

On August 26, 2024, the Credit Agreement was amended to make available to the Company an incremental term loan in an aggregate principal amount equal to $360 million for purposes of (i) paying a portion of the consideration payable by it pursuant to the terms of that certain purchase agreement (the "Purchase Agreement") pursuant to which the Company agreed to purchase from AAI Parent all the issued and outstanding equity interests of AAI, (ii) paying fees and expenses incurred in connection with the foregoing, and (iii) otherwise to fund working capital and general corporate purposes.

The Company capitalized approximately $7.2 million and $8.1 million in debt issuance costs associated with the amendments during the three and nine months ended September 30, 2024, respectively.

At September 30, 2024, there was $611.4 million outstanding under the Credit Agreement, and there remained availability of $100.0 million in delayed draw term loan commitments and $50.0 million in revolving line of credit.

The Credit Agreement requires the maintenance of a quarterly leverage ratio. There are also certain non-financial covenants in place limiting us from, among other things, incurring other indebtedness, creating any liens on our properties, entering into merger or consolidation transactions, disposing of all or substantially all of our assets and payment of certain dividends and distributions. The Company was in compliance with all financial and non-financial covenants of the Credit Agreement as of September 30, 2024.

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

On April 24, 2024, the Company granted 53,571 fully vested shares to non-employee directors of the Company who purchased shares of common stock under the directed share program of the IPO. The shares granted represented a matching grant equal to 25% of the aggregate fair value of the purchased shares, up to a maximum aggregate matching grant equal to $500,000 per director (Matching Grant Shares). The Matching Grant Shares are restricted from sale prior to the third anniversary of the non-employee director’s stock purchase date. The stock awards were fully vested on their grant date and all compensation expense was recognized on the grant date. Since there are post-vesting restrictions, a Finnerty model was utilized to calculate a valuation discount from the market value of common shares reflecting the restriction embedded in the shares preventing the sale of the underlying shares for a three-year period of time. The calculation under the Finnerty model yielded a valuation discount of 10%. The Company recognized $1.4 million of stock compensation expense related to the Matching Grant Shares during the nine months ended September 30, 2024.

On April 24, 2024, the Company granted 4.6 million options to purchase shares of common stock to certain employees. During the three months ended September 30, 2024, the Company granted 452,000 options to purchase shares of common stock to certain employees. The options expire on the earlier of (i) ten years from the grant date or (ii) 90 days after termination of employment other than upon death, disability or cause.

The weighted-average grant date fair value of the options granted was $12.56. The fair value of the stock options was estimated at the date of grant using a binomial lattice option-pricing model with the following weighted average assumptions:

Risk-free interest rate	4.58%
Expected dividend yield of stock	-
Expected volatility of stock	29.30%

The risk-free interest rate was based upon the U.S. Treasury bond rates with a term similar to the maturity date of the award. The Company will account for forfeitures as they occur, and forfeiture estimates were not included in the valuation. The Company does not anticipate declaring and paying regular cash dividends in future periods; thus, no dividend yield assumption was used. As there was no trading history as of the grant date, the Company estimated the volatility of its stock based on selected guideline companies over a ten-year lookback period. The Company recognized stock compensation expense of $3.1 million and $5.0 million related to stock options during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, there was approximately $58.4 million of total unrecognized compensation expense related to non-vested awards expected to vest, which is expected to be recognized over a weighted-average period of 4.6 years.

10. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, finance leases and debt. The carrying amounts of all financial instruments reported on the condensed consolidated balance sheets at September 30, 2024 and December 31, 2023 are considered to approximate fair value either due to the relatively short period of time between the origination of these financial instruments and their expected realization, or the interest rates associated with the debt obligations approximate current market rates.

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

12. Net Income (Loss) per Common Share and Common Unit

Net income (loss) per common share and common unit was computed as follows (in thousands, except net income per common share and net income (loss) per common unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$8,656	$2,854	$18,546	$(4,042)
Denominator for basic and diluted earnings per common share:
Weighted-average common shares outstanding - basic	89,704	n/a	88,722	n/a
Effect of dilutive common shares	2,227	n/a	2,033	n/a
Weighted average common shares outstanding—diluted	91,931	n/a	90,755	n/a
Net income per common shares—basic	$0.10	n/a	$0.21	n/a
Net income per common shares—diluted	$0.09	n/a	$0.20	n/a

Denominator for basic and diluted earnings per common unit:
Weighted average common units outstanding—basic	n/a	204	n/a	204
Effect of dilutive common units	n/a	—	n/a	—
Weighted average common units outstanding—diluted	n/a	204	n/a	204
Net income (loss) per common unit—basic and diluted	n/a	$14,000.14	n/a	$(19,799.55)

13. Income Taxes

At the end of each quarter, the Company makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.

The income tax expense for the three months ended September 30, 2024 was $4.2 million compared to a tax benefit of $2.9 million for the three months ended September 30, 2023. The increase in tax expense was primarily driven by an increase in the Company's earnings in 2024 compared to 2023.

The income tax expense for the nine months ended September 30, 2024 was $7.9 million compared to $6.7 million for the nine months ended September 30, 2023. The increase in tax expense was primarily due to an increase in earnings in 2024 which was partially offset by an increase in favorable discrete items.

The Company's effective income tax rate for the nine months ended September 30, 2024 was 29.8% which differs from the U.S. federal statutory tax rate of 21% primarily due to the Company's valuation allowance, tax on global intangible low-taxed income (GILTI) and nondeductible expenses. These unfavorable items were partially offset by U.S. research and development credits and foreign derived intangible income (FDII).

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

Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q include but are not limited to: the sensitivity of our business to the number of flight hours that our customers’ planes spend aloft and our customers’ profitability, both of which are affected by general economic conditions; future geopolitical or other worldwide events; cyber-security threats and natural disasters; our reliance on certain customers; the U.S. defense budget and risks associated with being a government supplier including government audits and investigations; failure to maintain government or industry approvals; failure to complete or successfully integrate acquisitions; our indebtedness; potential environmental liabilities; liabilities arising in connection with litigation; increases in raw material costs, taxes and labor costs that cannot be recovered in product pricing; risks and costs associated with our international sales and operations; and other factors. Refer to Part II, Item 1A included in this Quarterly Report on Form 10-Q and to the sections of our Amendment No. 2 for Form S-1 filed April 23, 2024 titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for additional information regarding the foregoing factors that may affect our business.

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

The products we manufacture cover a diverse range of applications supporting nearly every major aircraft platform in use today and include auto throttles, lap-belt airbags, two- and three-point seat belts, water purification systems, fire barriers, polyimide washers and bushings, latches, hold-open and tie rods, temperature and fluid sensors and switches, carbon and metallic brake discs, fluid and pneumatic-based ice protection, RAM air components, sealing solutions and motion and actuation devices, customized edge-lighted panels, knobs and annunciators for incandescent and LED illuminated pushbutton switches, among others.

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

Initial Public Offering

On April 29, 2024, we completed our IPO in which we issued and sold 12.6 million shares of our common stock at an IPO price of $28.00 per share. The Company received net proceeds from the IPO of approximately $325.4 million after deducting underwriting discounts, commissions and other offering costs of $28.8 million.

AAI Acquisition

On August 26, 2024, the Company acquired 100% of the membership interests of Applied Avionics, LLC, a Delaware LLC (AAI), which was formerly known as Applied Avionics, Inc. from AAI Holdings, Inc., a Delaware corporation (AAI Parent) for $383.5 million in cash. AAI Parent is owned by certain individual shareholders thereof, including certain members of AAI’s management team. Incorporated in 1968, AAI designs, develops and manufactures highly engineered avionics interface solutions. See Note 3, Acquisitions, of the Notes to Condensed Consolidated Financial Statements for further information.

Outlook

As we look to 2025, we anticipate net sales growth to be driven by organic growth, in particular the conversion of high levels of backlog of our existing products, and the impact from strategic acquisitions. Backlog primarily consists of firm orders for products that have not yet shipped. Continued inflationary pressures and supply chain disruptions may lead to higher material and labor costs although these pressures and disruptions have not had a material effect on our year-to-date results of operations or capital resources, and we do not expect them to materially affect our outlook or business goals. During 2024, we have continued and plan to continue our commitment to develop new products and services, further market penetration, and pursue an aggressive acquisition strategy while seeking to maintain our financial strength and flexibility.

Results of Operations

The following table sets forth, for the three and nine months ended September 30, 2024 and 2023, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (in thousands unless otherwise indicated):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Dollars	% of Net Sales	Dollars	% of Net Sales	Dollars	% of Net Sales	Dollars	% of Net Sales
Sales	$103,519	100.0%	$82,807	100.0%	$292,378	100.0%	$231,042	100.0%
Cost of sales	50,615	48.9%	42,176	50.9%	147,515	50.4%	116,904	50.6%
Gross profit	52,904	51.1%	40,631	49.1%	144,863	49.6%	114,138	49.4%
Selling, general and administrative expenses	30,186	29.2%	21,863	26.4%	80,362	27.5%	60,210	26.1%
Transaction expenses	1,444	1.4%	2,022	2.5%	2,549	0.9%	2,626	1.1%
Other income, net	1,574	1.5%	356	0.4%	4,441	1.5%	483	0.2%
Operating income	22,848	22.0%	17,102	20.6%	66,393	22.7%	51,785	22.4%
Interest expense, net	9,962	9.6%	17,155	20.7%	38,332	13.1%	49,125	21.3%
Refinancing costs	—	—%	—	—%	1,645	0.6%	—	—%
Income (loss) before income taxes	12,886	12.4%	(53)	(0.1)%	26,416	9.0%	2,660	1.1%
Income tax (provision) benefit	(4,230)	(4.0)%	2,907	3.5%	(7,870)	(2.7)%	(6,702)	(2.9)%
Net income (loss)	8,656	8.4%	2,854	3.4%	18,546	6.3%	(4,042)	(1.8)%
Cumulative translation adjustments, net of tax	(52)	(0.1)%	185	0.2%	152	0.1%	475	0.2%
Comprehensive income (loss )	$8,604	8.3%	$3,039	3.6%	$18,698	6.4%	$(3,567)	(1.6)%
Other Data:
EBITDA (1)	$33,568		$26,517		$96,825		$79,951
Adjusted EBITDA (1)	38,096		28,909		106,158		83,491
Net income (loss) margin		8.4%		3.4%		6.3%		(1.8)%
Adjusted EBITDA Margin (1)		36.8%		34.9%		36.3%		36.1%

(1)
Refer to “Non-GAAP Financial Measures” in this management’s discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable GAAP financial measure.

Financial and Operational Highlights

Three months ended September 30, 2024 compared with three months ended September 30, 2023

Net Sales

Net sales for the three months ended September 30, 2024 increased $20.7 million, or 25.0%, to $103.5 million as compared to $82.8 million for the three months ended September 30, 2023.

Net organic sales represent net sales from our existing businesses for comparable periods and exclude net sales from acquisitions. We include net sales from new acquisitions in net organic sales from the 13th-month after the acquisition on a comparative basis with the prior period. Net acquisition sales for the three months ended September 30, 2024 represent net sales from acquisitions that were completed in 2023 and 2024 for which there are no comparable net sales during the prior year. We believe this measure provides an understanding of underlying sales trends as it provides net sales comparisons on a consistent basis. We do not believe our net sales are subject to significant seasonal variations. See Note 3, Acquisitions, of the Notes to Condensed Consolidated Financial Statements for further information on the Company’s acquisition activities.

Net Organic Sales

Net organic sales for the three months ended September 30, 2024 increased $13.7 million, or 16.5%, to $96.5 million as compared to $82.8 million for the three months ended September 30, 2023. The increase in net organic sales was primarily related to increases in OEM total commercial sales ($6.5 million, an increase of 24.6%), aftermarket total commercial sales ($5.6 million, an increase of 17.7%), defense sales ($4.7 million, an increase of 30.8%), partially offset by a decline in sales of non-aerospace products ($3.0 million, a decrease of 31.3%). The increase in OEM total commercial sales was driven by increases in demand to support aircraft production for general aviation, wide-body and narrow-body aircraft, as an improving supply chain has allowed us to deliver parts that were previously held because our customers were experiencing bottlenecks in other areas of their supply chains. The increase in aftermarket total commercial sales was primarily due to the continuing recovery in commercial air travel demand. The increase in defense sales was primarily driven by increased market share due to new product launches.

Net Acquisition Sales

Net acquisition sales of $7.0 million for the three months ended September 30, 2024 is made up of CAV and AAI which were acquired on September 1, 2023 and August 26, 2024, respectively. This represents 8.5% of the increase in total net sales for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Gross Profit and Cost of Sales

Cost of sales for the three months ended September 30, 2024 increased $8.4 million, or 20.0%, to $50.6 million compared to $42.2 million for the three months ended September 30, 2023. Cost of sales and the related percentage of net sales for the three months ended September 30, 2024 and 2023 were as follows (in thousands except for percentages):

	Three Months Ended September 30,
	2024	2023	Change	% Change
Cost of sales - excluding costs below	$48,762	$41,380	$7,382	17.8%
% of net sales	47.1%	50.0%
Amortization of intangible and other long-term assets	810	796	14	1.8%
% of net sales	0.8%	0.9%
Acquisition and facility integration costs	1,043	—	1,043	—%
% of net sales	1.0%	—%
Total cost of sales	$50,615	$42,176	$8,439	20.0%
% of net sales	48.9%	50.9%
Gross profit (Net sales less Total cost of sales)	$52,904	$40,631	$12,273	30.2%
Gross profit percentage (Gross profit / Net sales)	51.1%	49.1%

Cost of sales for the three months ended September 30, 2024 decreased 2.0% as a percentage of net sales to 48.9% from 50.9% in the comparable period last year. This decrease in cost of sales is primarily attributable to our operating leverage and execution of strategic value drivers, partially offset by higher acquisition and facility integration costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $8.3 million to $30.2 million, or 29.2% as a percentage of net sales, for the three months ended September 30, 2024 from $21.9 million, or 26.4% as a percentage of net sales, for the three months ended September 30, 2023 Selling, general and administrative expenses and the related percentage of net sales for the three months ended September 30, 2024 and 2023 were as follows (amounts in thousands except for percentages):

	Three Months Ended September 30,
	2024	2023	Change	% Change
Selling, general and administrative expenses - excluding costs below	$17,609	$13,336	$4,273	32.0%
% of net sales	17.0%	16.1%
Amortization of intangible and other long-term assets	7,135	6,305	830	13.2%
% of net sales	6.9%	7.6%
Stock-based compensation expense	3,094	93	3,001	3,226.9%
% of net sales	3.0%	0.1%
Acquisition and facility integration costs	245	432	(187)	(43.3)%
% of net sales	0.3%	0.5%
Research and development expenses	2,103	1,697	406	23.9%
% of net sales	2.0%	2.1%
Total selling, general and administrative expenses	$30,186	$21,863	$8,323	38.1%
% of net sales	29.2%	26.4%

Selling, general and administrative expenses increased by 2.8% as a percentage of net sales for the three months ended September 30, 2024 when compared to the same period in 2023. This was primarily driven by stock-based compensation expense, the impact of the AAI acquisition during the quarter, and infrastructure costs related to being a public company, partially offset by the leveraging of fixed costs.

Transaction Expenses

Transaction expenses for the three months ended September 30, 2024 and 2023 were $1.4 million and $2.0 million, respectively. Transaction costs can fluctuate depending on the size and number of acquisitions in each year.

Other Income, net

Other income for the three months ended September 30, 2024 was $1.6 million and relates principally to $1.7 million of proceeds received from the settlement of buyer-side representations and warranties insurance covering the acquisition of DAC.

Operating Income

Operating income for the three months ended September 30, 2024, was $22.8 million, or 22.0% as a percentage of net sales, compared to $17.1 million, or 20.6% as a percentage of net sales for the three months ended September 30, 2023. The increase in operating income is due to the factors discussed above.

Interest Expense

Interest expense for the three months ended September 30, 2024 decreased $7.2 million, or 41.9%, to $10.0 million compared to $17.2 million for the three months ended September 30, 2023. This decrease was attributable to the repayment of $284.6 million aggregate principal amount of the Company's debt in May 2024 with a portion of the proceeds from our IPO and lower interest rates, partially offset by interest on the August 26, 2024 borrowing of the $360.0 million incremental term loan for the acquisition of AAI.

Income Tax Provision

The income tax expense for the three months ended September 30, 2024 was $4.2 million compared to an income tax benefit of $2.9 million for the three months ended September 30, 2023. The increase in income tax expense was primarily driven by an increase in the Company's earnings in 2024 compared to 2023.

Net Income

Net income for the three months ended September 30, 2024 was $8.7 million, or 8.4% as a percentage of net sales, compared to net income for the three months ended September 30, 2023 of $2.9 million, or 3.4% as a percentage of net sales. The improvement in results is primarily due to the factors discussed above.

Nine months ended September 30, 2024 compared with nine months ended September 30, 2023

Net Sales

Net sales for the nine months ended September 30, 2024 increased $61.3 million, or 26.5%, to $292.4 million as compared to $231.0 million for the nine months ended September 30, 2023.

Net organic sales represent net sales from our existing businesses for comparable periods and exclude net sales from acquisitions. We include net sales from new acquisitions in net organic sales from the 13th-month after the acquisition on a comparative basis with the prior period. Net acquisition sales for the nine months ended September 30, 2024 represent net sales from acquisitions that were completed in 2023 and 2024 for which there are no comparable net sales during the prior year. We believe this measure provides an understanding of underlying sales trends as it provides net sales comparisons on a consistent basis. We do not believe our net sales are subject to significant seasonal variations. See Note 3, Acquisitions, of the Notes to Condensed Consolidated Financial Statements for further information on the Company’s acquisition activities.

Net Organic Sales

Net organic sales for the nine months ended September 30, 2024 increased $34.5 million, or 14.9%, to $265.6 million compared to $231.0 million for the nine months ended September 30, 2023. The increase in net organic sales was primarily related to increases in OEM total commercial sales ($14.6 million, an increase of 20.3%), defense sales ($13.3 million, an increase of 30.4%), and aftermarket total commercial sales ($12.0 million, an increase of 13.7%), partially offset by a decline in sales of non-aerospace products ($5.3 million, a decrease of 19.0%). The increase in OEM total commercial sales was driven by increases in demand to support aircraft production for general aviation, wide-body and narrow-body aircraft, as an improving supply chain has allowed us to deliver parts that were previously held because our customers were experiencing bottlenecks in other areas of their supply chains. The increase in defense sales was primarily driven by increased market share due to new product launches. The increase in aftermarket total commercial sales was primarily due to the continuing recovery in commercial air travel demand, partially offset by destocking at a handful of our distributors and end customers.

Net Acquisition Sales

Net acquisition sales of $26.8 million for the nine months ended September 30, 2024, is made up of DAC, CAV, and AAI which were acquired on July 30, 2023, September 1, 2023, and August 26, 2024, respectively. This represents 11.6% of the increase in total net sales for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Gross Profit and Cost of Sales

Cost of sales for the nine months ended September 30, 2024 increased $30.6 million or 26.2% to $147.5 million compared to $116.9 million for the nine months ended September 30, 2023. Cost of sales and the related percentage of net sales for the nine months ended September 30, 2024 and 2023 were as follows (in thousands except for percentages):

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Cost of sales - excluding costs below	$143,016	$114,524	$28,492	24.9%
% of net sales	48.9%	49.6%
Amortization of intangible and other long-term assets	2,296	2,380	(84)	(3.5)%
% of net sales	0.8%	1.0%
Acquisition and facility integration costs	2,203	—	2,203	—%
% of net sales	0.7%	—%
Total cost of sales	$147,515	$116,904	$30,611	26.2%
% of net sales	50.4%	50.6%
Gross profit (Net sales less Total cost of sales)	$144,863	$114,138	$30,725	26.9%
Gross profit percentage (Gross profit / Net sales)	49.6%	49.4%

Cost of sales for the nine months ended September 30, 2024 decreased 0.2% as a percentage of net sales to 50.4% compared to 50.6% in the comparable period last year. This is primarily attributable to our operating leverage and execution of strategic value drivers, partially offset by higher acquisition and facility integration costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $20.2 million to $80.4 million, or 27.5% as a percentage of net sales, for the nine months ended September 30, 2024 from $60.2 million, or 26.1 % as a percentage of net sales, for the nine months ended September 30, 2023. Selling, general and administrative expenses and the related percentage of net sales for the nine months ended September 30, 2024 and 2023 were as follows (amounts in thousands except for percentages):

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Selling, general and administrative expenses - excluding costs below	$44,935	$35,688	$9,247	25.9%
% of net sales	15.4%	15.5%
Amortization of intangible and other long-term assets	19,953	18,489	1,464	7.9%
% of net sales	6.8%	8.0%
Stock-based compensation expense	7,568	279	7,289	2,612.5%
% of net sales	2.6%	0.1%
Acquisition and facility integration costs	1,178	917	261	28.5%
% of net sales	0.4%	0.4%
Research and development expenses	6,728	4,837	1,891	39.1%
% of net sales	2.3%	2.1%
Total selling, general and administrative expenses	$80,362	$60,210	$20,152	33.5%
% of net sales	27.5%	26.1%

Selling, general and administrative expenses increased by 1.4% as a percentage of net sales for the nine months ended September 30, 2024 when compared to the same period in 2023. This was primarily driven by stock-based compensation expense, the impact of the AAI acquisition during the period, research and development costs, and infrastructure costs related to being a public company, partially offset by the leveraging of fixed costs.

Transaction Expenses

Transaction expenses for the nine months ended September 30, 2024 and 2023 were $2.5 million and $2.6 million, respectively. Transaction costs can fluctuate depending on the size and number of acquisitions in each year.

Other Income, net

Other income for the nine months ended September 30, 2024 was $4.4 million, and relates to a $2.9 million reduction in the estimated contingent purchase price for the CAV acquisition and $1.7 million of proceeds received from the settlement of buyer-side representations and warranties insurance covering the acquisition of DAC.

Operating Income

Operating income for the nine months ended September 30, 2024, was $66.4 million, or 22.7% as a percentage of net sales, compared to $51.8 million, or 22.4% as a percentage of net sales for the nine months ended September 30, 2023. The increase in operating income is due to the factors discussed above.

Interest Expense

Interest expense for the nine months ended September 30, 2024 decreased $10.8 million, or 22.0%, to $38.3 million compared to $49.1 million for the nine months ended September 30, 2023. This decrease was attributable to the repayment of $284.6 million aggregate principal amount of the Company's debt in May 2024 with a portion of the proceeds from our IPO and lower interest rates, partially offset by interest on the August 26, 2024 borrowing of the $360.0 million incremental term loan for the acquisition of AAI.

Income Tax Provision

The income tax expense for the nine months ended September 30, 2024 was $7.9 million compared to $6.7 million for the nine months ended September 30, 2023. The increase in income tax expense was primarily due to an increase in earnings in 2024 which was partially offset by an increase in favorable discrete items.

Net Income (Loss)

Net income for the nine months ended September 30, 2024 was $18.5 million, or 6.3% as a percentage of net sales, compared to a net loss for the nine months ended September 30, 2023 of $4.0 million, or 1.8% as a percentage of net sales. The improvement in results is due to the factors discussed above.

Liquidity and Capital Resources

The following table summarizes our capitalization as of September 30, 2024 and December 31, 2023 (in thousands, unless otherwise indicated):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$55,179	$21,489
Debt:
Credit Agreement debt (including current portion)	602,102	535,478
Finance lease liabilities (including current portion)	3,455	3,591
Total debt	605,557	539,069
Member’s equity	—	418,141
Stockholders' equity	769,814	—
Total capitalization (debt plus equity)	1,375,371	957,210
Total debt to total capitalization	44%	56%

Our principal historical liquidity requirements have been for acquisitions, capital expenditures, servicing indebtedness and working capital needs. We fund our investing activities primarily from cash provided by our operating and financing activities. As of September 30, 2024, we had availability of $100 million of a delayed draw term loans commitment and a $50 million revolving line of credit. Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our Credit Agreement will be sufficient to fund our cash requirements for at least the next twelve months. As we continue to expand our business, including by any acquisitions we may make, we may in the future require additional working capital for increased costs. See “Credit Agreement” (below) for additional detail regarding our financing activities.

Operating Activities

Net cash provided by operating activities in the nine months ended September 30, 2024 and 2023 was $34.2 million and $0.8 million, respectively. The $33.4 million increase was primarily driven by an increase in net income of $22.6 million. Changes in certain other working capital accounts drove the remainder of the increase for the nine months ended September 30, 2024.

Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2024 and 2023 of $389.3 million and $68.1 million, respectively, was primarily due to the $383.5 million acquisition of AAI in August 2024 and the acquisitions of DAC and CAV during July 2023 and September 2023, respectively, which totaled $60.3 million.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2024 of $388.5 million was principally related to proceeds from the August 26, 2024 borrowing of the $360.0 million incremental term loan for the acquisition of AAI and the Company's IPO of $325.4 million, partially offset by payments on our Credit Agreement of $287.9 million. Net cash provided by financing activities in the nine months ended September 30, 2023 of $47.5 million was primarily due to borrowings under the Credit Agreement to finance the acquisition of DAC and CAV.

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

On May 10, 2024, the Credit Agreement was amended to extend the maturity date to May 10, 2030 from April 2, 2026 and reduce the applicable margin by between 2.0 and 2.5 percentage points based on the Company’s leverage ratio. At the Company’s election, interest on loans will accrue at the SOFR rate plus the applicable margin of 4.75% or at the base rate plus the applicable margin of 3.75% as long as the Company maintains a leverage ratio of less than 5.5 to 1. The Company also increased the existing availability under its delayed draw term loan commitment to $100 million, which terminates if not drawn upon by May 10, 2026. In addition, the existing revolving line of credit under the Credit Agreement was replaced with a new revolving credit commitment of $50 million. The unused portion of the revolving line of credit carries a commitment fee of 0.375%. Loans outstanding under the revolving line of credit, if any, mature on May 10, 2029. The Company capitalized approximately $0.9 million in debt issuance costs associated with the amendment during the three and six months ended June 30, 2024.

On August 26, 2024, the Credit Agreement was amended to make available to the Company an incremental term loan in an aggregate principal amount equal to $360 million for purposes of (i) paying a portion of the consideration payable by it pursuant to the terms of that certain purchase agreement (the "Purchase Agreement") pursuant to which the Company agreed to purchase from AAI Parent all the issued and outstanding equity interests of AAI, (ii) paying fees and expenses incurred in connection with the foregoing, and (iii) otherwise to fund working capital and general corporate purposes.

At September 30, 2024, there was $611.4 million outstanding under the Credit Agreement, and there remained availability of $100.0 million in delayed draw term loan commitments and $50.0 million in revolving line of credit.

Other Obligations and Commitments

We have future obligations under various contracts relating to debt and interest payments, finance and operating leases and our post-retirement benefit plan. During the nine months ended September 30, 2024, there were no material changes to these obligations as described in our December 31, 2023 annual consolidated financial statements reported in the Company’s Form S-1 filed with the Securities and Exchange Commission on April 23, 2024.

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

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

The following table sets forth a reconciliation of net income (loss) to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the three and nine months ended September 30, 2024 and 2023 (in thousands unless otherwise indicated):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$8,656	$2,854	$18,546	$(4,042)
Adjustments:
Interest expense, net	9,962	17,155	38,332	49,125
Refinancing costs	—	—	1,645	—
Income tax provision (benefit)	4,230	(2,907)	7,870	6,702
Operating income	22,848	17,102	66,393	51,785
Depreciation	2,775	2,314	8,183	7,297
Amortization	7,945	7,101	22,249	20,869
EBITDA	33,568	26,517	96,825	79,951
Adjustments:
Recognition of inventory step-ups (1)	276	201	276	201
Other income, net (2)	(1,574)	(356)	(4,441)	(483)
Transaction expenses (3)	1,444	2,023	2,549	2,627
Stock-based compensation (4)	3,094	92	7,568	278
Acquisition and facility integration costs (5)	1,288	432	3,381	917
Adjusted EBITDA	$38,096	$28,909	$106,158	$83,491
Net sales	$103,519	$82,807	$292,378	$231,042
Net income (loss) margin	8.4%	3.4%	6.3%	(1.7)%
Adjusted EBITDA Margin	36.8%	34.9%	36.3%	36.1%

(1)
Represents accounting adjustments to inventory associated with acquisitions of businesses that were charged to cost of sales when inventory was sold.
(2)
Represents a $2.9 million reduction in the estimated contingent purchase price for the CAV acquisition and $1.7 million of proceeds from the settlement of buyer-side representations and warranties insurance covering the acquisition of DAC during the nine months ended September 30, 2024 and $1.7 million of proceeds from the settlement of buyer-side representations and warranties insurance covering the acquisition of DAC and $1.7 million of proceeds from the settlement of buyer-side representations and warranties insurance covering the acquisition of DAC received during the three months ended September 30, 2024, and in 2023 represents a grant from the U.S. Department of Transportation under the Aviation Manufacturing Jobs Protection Program.
(3)
Represents third party transaction-related costs for acquisitions comprising deal fees, legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.
(4)
Represents the non-cash compensation expense recognized by the Company for equity awards.
(5)
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risks are described more fully within Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of Amendment No. 2 to Form S-1 filed on April 23, 2024. These market risks have not materially changed for the nine months ended September 30, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company recorded an environmental liability in connection with its acquisition of AGC Acquisition LLC, for which it is not entitled to any third-party recoveries. The facilities acquired as a part of the acquisition entered into the state of Connecticut’s voluntary remediation program in 2009 for environmental remediation of certain known contaminants. The Company had an independent third-party evaluation of the facilities to determine the potential range of costs for remediation of the site. The balance of the environmental liability at September 30, 2024, was $0.3 million.

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

Mergers and acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include customer relationships, contract backlog, tradename, technology and favorable leases, were approximately $447 million as of September 30, 2024, net of accumulated amortization. Goodwill recognized in accounting for the mergers and acquisitions was approximately $692 million as of September 30, 2024. We may never realize the full value of our identifiable intangible assets and goodwill. If at any time we determine an impairment has occurred, we are required to reflect the reduction in value as an expense within operating income, resulting in a reduction of earnings and a corresponding reduction in our net asset value in the period such impairment is identified.

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

Abrams Capital, GPV Loar LLC, Dirkson Charles and Brett Milgrim directly control a majority of our voting power for election of directors pursuant to the Voting Agreement by and among them executed on April 29, 2024 (the “Voting Agreement”). Dirkson Charles is our President, Chief Executive Officer, Executive Co-Chairman and Director and Brett Milgrim is our Executive Co-Chairman and Director.

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

We have a significant amount of indebtedness. As of September 30, 2024, after using $284.6 million of the IPO proceeds to paydown indebtedness and the borrowing of $360 million to consummate the acquisition of AAI, the outstanding principal under the Credit Agreement was approximately $611 million.

On May 10, 2024, the Credit Agreement was amended to extend the maturity date to May 10, 2030 and reduce the applicable margin based on the Company’s leverage ratio. The Company also increased the existing availability under its delayed draw term loan commitment to $100 million, which terminates if not drawn upon by May 10, 2026. In addition, the existing revolving line of credit under the Credit Agreement was replaced with a new revolving credit commitment of $50 million. Loans outstanding under the revolving line of credit, if any, mature on May 10, 2029.

On August 26, 2024, the Credit Agreement was amended to make available to the Company an incremental term loan in an aggregate principal amount equal to $360 million for purposes of (i) paying a portion of the consideration payable by it pursuant to the terms of that certain purchase agreement (the "Purchase Agreement") pursuant to which the Company agreed to purchase from AAI Parent all the issued and outstanding equity interests of AAI, (ii) paying fees and expenses incurred in connection with the foregoing, and (iii) otherwise to fund working capital and general corporate purposes.

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

In addition, we may be able to incur substantial additional indebtedness in the future. As of September 30, 2024, there remained available under our Credit Agreement $100 million in a delayed draw term loan commitment and a $50 million revolving line of credit. Although our Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. Our Credit Agreement requires the maintenance of a quarterly leverage ratio. There are also certain non-financial covenants in place limiting us, from, among other things, incurring other indebtedness, creating any liens on our properties, entering into merger or consolidation transactions, disposing of all or substantially all of our assets and payment of certain dividends and distributions. In addition, our Credit Agreement requires mandatory prepayments of the principal amount if there is excess cash flow, as defined, during a calendar year (commencing with the two-quarter period beginning on July 1, 2022 and ending December 31, 2022). A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under our Credit Agreement.

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

As a public company, we will incur significant legal, regulatory, finance, accounting, investor relations, insurance and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related rules implemented by the SEC and the NYSE. The expenses incurred by public companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. Our management will need to devote a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue-producing activities. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, and other regulatory action and potentially civil litigation.

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

The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, including sales by our founders, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We have a total of 89,703,571 shares of our common stock outstanding. Of the outstanding shares, the 12,650,000 shares sold in the initial public offering are freely tradable without restriction or further registration under the Securities Act, except that any shares held by our affiliates, as that term is defined under Rule 144 under the Securities Act (“Rule 144”), including our directors, executive officers, and other affiliates, may be sold only in compliance with certain limitations, including the limitations under Rule 144. In addition, we issued 53,571 shares pursuant to our Registration Statement on Form S-8 to certain of our directors as a part of the matching stock grant program under our new Loar Holdings Inc. 2024 Equity Incentive Plan. The sale of these shares is subject to certain limitations, including the limitations under Rule 144, as well as additional transfer restrictions applicable to such shares set forth in our new Loar Holdings Inc. 2024 Equity Incentive Plan. Certain limitations on sale included in a lock-up agreement with our IPO underwriters expired as of the close of trading on October 21, 2024.

The remaining outstanding 77,000,000 shares of common stock held by our existing stockholders are deemed restricted securities under the meaning of Rule 144 and may be sold in the public market only if registered or if they qualify for an exemption from registration, including the exemptions pursuant to Rule 144 and Rule 701 under the Securities Act.

All of such 77,000,000 shares are eligible for resale in a public market, subject, in the case of shares held by our affiliates, to volume, manner of sale and other limitations under Rule 144.

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

The trading market for our common stock depends in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

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

Certain provisions of our organizational documents may have an anti-takeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:

• a classified board of directors, as a result of which our Board is divided into three classes, with each class serving for staggered three-year terms;

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

Our certificate of incorporation provides that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the United States District Court for the District of Delaware) will be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against the Company or any director or officer of the Company arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws or (iv) any other action asserting a claim against the Company or any director or officer of the Company that is governed by the internal affairs doctrine; provided that for the avoidance of doubt, the forum selection provision that identifies the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation, including any “derivative action,” will not apply to suits to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which there is exclusive federal or concurrent federal and state jurisdiction. Our certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws of the United States, including any claims under the Securities Act and the Exchange Act. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rule and regulations thereunder and accordingly, we cannot be certain that a court would enforce these exclusive forum provisions. In the event a court finds any such exclusive forum provision contained in our certificate of incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

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

Pursuant to the Voting Agreement, Abrams Capital, GPV Loar LLC, Dirkson Charles and Brett Milgrim directly control a majority of the voting power of the shares of our common stock eligible to vote in the election of our directors, and their interests may conflict with ours or yours in the future. of the shares of our common stock eligible to vote in the election of our directors, and their interests may conflict with ours or yours in the future.

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

Item 5. Other Information

Securities Trading Plans of Directors or Executive Officers

(c) During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

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

10.2

Sixteenth Amendment to Credit Agreement, dated as of August 26, 2024, by and among Loar Group Inc., Loar Holdings Inc., the other guarantors party thereto from time to time, the lenders party thereto from time to time, First Eagle Alternative Credit, LLC, as administrative agent for the lenders and as collateral agent for the secured parties, and Citibank, N.A., as the revolving administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2024).

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

Loar Holdings Inc.

Date: November 13, 2024	By:	/s/ Glenn D'Alessandro
Glenn D’Alessandro
Treasurer and Chief Financial Officer
(principal financial and accounting officer)