Form 10-K
period 2024-12-31
Loar Holdings Inc.
filed 2025-03-31
CIK 2000178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-42030

Loar Holdings Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	82-2665180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20 New King Street White Plains, New York	10604
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 909-1311

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	LOAR	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 28, 2024, was $675,636,500.

The number of shares of Registrant’s Common Stock outstanding as of March 28, 2025 was 93,556,071.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2025 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part of this Form 10-K.

i

Special Note Regarding Forward-Looking Statements and Certain Definitions

This Annual Report on Form 10-K includes express or implied forward-looking statements. Forward-looking statements include all statements that are not historical facts including those that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements are included throughout this Annual Report on Form 10-K and relate to matters such as our industry, business strategy, goals, acquisitions and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources, and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable,” the negative version of these words or similar terms and phrases to identify forward-looking statements in this Annual Report on Form 10-K. The forward-looking statements contained in this Annual Report on Form 10-K are based on management’s current expectations and are not guarantees of future performance. Our expectations and beliefs are expressed in management’s good faith, and we believe there is a reasonable basis for them, however, the forward-looking statements are subject to various known and unknown risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Actual results may differ materially from these expectations due to changes in global, regional, or local economic, business, competitive, market, regulatory, and other factors, many of which are beyond our control.

Important factors that could cause actual results to differ materially from the forward-looking statements made in this Annual Report on Form 10-K include but are not limited to: the almost exclusive focus of our business on the aerospace and defense industry; our heavy reliance on certain customers for a significant portion of our sales; the fact that we have in the past consummated acquisitions and our intention to continue to pursue acquisitions, and that our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms, or if we cannot effectively integrate acquired operations; and other factors.

The terms “Company,” “Loar,” “we,” “us,” “our” and similar terms, unless the context otherwise requires, refer to Loar Holdings Inc. together with Loar Group Inc. and its other subsidiaries.

In addition, as used in this Annual Report on Form 10-K, unless the context requires otherwise requires:

“AAI” refers to Applied Avionics, LLC, a Delaware LLC, which was formerly known as Applied Avionics, Inc.;

“Adjusted EBITDA” mean EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliations of net loss to EBITDA and Adjusted EBITDA;

“Adjusted EBITDA Margin” refer to Adjusted EBITDA divided by net sales;

“Board” refers to our board of directors;

“CAV” refers to CAV Systems Group Limited;

“Credit Agreement” refers to our Sixteenth Amendment to Credit Agreement, dated as of August 26, 2024, by and among Loar Group Inc., Loar Holdings Inc., the other guarantors party thereto from time to time, the lenders party thereto from time to time and First Eagle Alternative Credit, LLC, as administrative agent (the “Administrative Agent”) for the lenders and as collateral agent for the secured parties, as amended, restated, supplemented or otherwise modified;

“DAC” refers to DAC Engineered Products, LLC;

“Delayed Draw Term Loan Commitment” refers to the meaning assigned to such term in the Credit Agreement;

“Delayed Draw Term Loans” refers to the meaning assigned to such term in the Credit Agreement;

“EBITDA” mean earnings before interest, taxes, depreciation and amortization;

“DOD” refers to the U.S. Department of Defense;

“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

“FAA” refers to the Federal Aviation Administration in the United States;

“Follow-On Offering" refers to the Company’s follow-on SEC-registered underwritten equity offering, which closed on December 12, 2024;

“GAAP” refers to U.S. generally accepted accounting principles;

“IPO” refers to the Company’s SEC-registered underwritten initial public offering (IPO), which closed on April 29, 2024;

“JLL” refers to JLL Partners;

“JOBS Act” refers to The Jumpstart Our Business Startups Act of 2012;

“K&F” refers to K&F Industries;

“McKechnie” refers to McKechnie Aerospace;

“OEMs” refers to original equipment manufacturers;

“Revenue Passenger Kilometers” and “RPKs” refer to revenue paying passengers multiplied by the distance travelled in kilometers;

“Revolving Line of Credit” refers to the revolving line of credit under the Credit Agreement;

“Sarbanes-Oxley Act” refers to the Sarbanes-Oxley Act of 2002, as amended;

“TransDigm” refers to TransDigm Group Incorporated; and

“Voting Agreement” refers to the Voting Agreement, by and between Loar Holdings Inc., funds advised by Abrams Capital Management, L.P., GPV Loar LLC, Dirkson Charles and Brett Milgrim, dated as of April 29, 2024.

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider all of the risks described in “Risk Factors” before deciding to invest in our common stock. If any of the risks actually occur, our business, results of operations, prospects, and financial condition may be materially adversely affected. In such case, the trading price of our common stock may decline and you may lose part or all of your investment. Below is a summary of some of the principal risks we face:

• our business focuses almost exclusively on the aerospace and defense industry;

• we rely heavily on certain customers for a significant portion of our sales;

• we have in the past consummated acquisitions and intend to continue to pursue acquisitions, and our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms, or if we cannot effectively integrate acquired operations;

• we depend on our executive officers, senior management team and highly trained employees and any work stoppage, difficulty hiring similar employees, or ineffective succession planning could adversely affect our business;

• our sales to manufacturers of aircraft are cyclical, and a downturn in sales to these manufacturers may adversely affect us;

• our business depends on the availability and pricing of certain components and raw materials from suppliers;

• our operations depend on our manufacturing facilities, which are subject to physical and other risks that could disrupt production;

• our business may be adversely affected if we were to lose our government or industry approvals, if more stringent government regulations were enacted or if industry oversight were to increase;

• our commercial business is sensitive to the number of flight hours that our customers’ planes spend aloft, the size and age of the worldwide aircraft fleet and our customers’ profitability, and these items are, in turn, affected by general economic and geopolitical and other worldwide conditions;

• technology failures or cyber security breaches or other unauthorized access to our information technology systems or sensitive or proprietary information could have an adverse effect on the Company’s business and operations;

• our inability to adequately enforce and protect our intellectual property or defend against assertions of infringement could prevent or restrict our ability to compete;

• we could incur substantial costs as a result of violations of or liabilities under environmental laws and regulations;

• tariffs on certain imports to the United States and other potential changes to U.S. tariff and import/export regulations may have a negative effect on global economic conditions and our business, financial results and financial condition;

• our indebtedness, which is subject to variable interest rates, could adversely affect our financial health and could harm our ability to react to changes to our business;

• to service our indebtedness, we will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations;

• pursuant to the Voting Agreement, Abrams Capital, GPV Loar LLC, Dirkson Charles and Brett Milgrim directly control a majority of the voting power of the shares of our common stock eligible to vote in the election of our directors, and their interests may conflict with ours or yours in the future; and

• the other factors discussed under “Risk Factors.”

PART I

Item 1. Business.

Our Company

We specialize in the design, manufacture, and sale of niche aerospace and defense components that are essential for today’s aircraft and aerospace and defense systems. Our focus on mission-critical, highly engineered solutions with high-intellectual property content resulted in approximately 85% of our 2024 net sales being derived from proprietary products where we believe we hold market-leading positions. Furthermore, our products have significant aftermarket exposure, which has historically generated predictable and recurring revenue. We estimate that approximately 53% of our 2024 net sales were derived from aftermarket products.

The products we manufacture cover a diverse range of applications supporting nearly every major aircraft platform in use today and include auto throttles, lap-belt airbags, two- and three-point seat belts, water purification systems, fire barriers, polyimide washers and bushings, latches, hold-open and tie rods, temperature and fluid sensors and switches, carbon and metallic brake discs, fluid and pneumatic-based ice protection, RAM air components, sealing solutions and motion and actuation devices, customized edge-lighted panels and knobs and annunciators for incandescent and LED illuminated pushbutton switches, among others. We primarily serve three core end markets: commercial, business jet and general aviation, and defense, which have long historical track records of consistent growth. We also serve a diversified customer base within these end markets where we maintain long-standing customer relationships. We believe that the demanding, extensive and costly qualification process for new entrants, coupled with our history of consistently delivering exceptional solutions for our customers, has provided us with leading market positions and created significant barriers to entry for potential competitors. By utilizing differentiated design, engineering, and manufacturing capabilities, along with a highly targeted acquisition strategy, we have sought to create long-term, sustainable value with a consistent, global business model.

Our ability to deliver high-quality solutions stems from management’s extensive industry experience and their long history of creating value across multiple businesses. Prior to the formation of Loar, Chief Executive Officer and Co-Chairman Dirkson Charles, Chief Financial Officer (CFO) Glenn D’Alessandro, and VP & General Counsel Michael Manella helped lead K&F through 17 years of sustained success, including its initial public offering and ultimate sale to Meggitt plc (now part of Parker-Hannifin Corporation). The team, building upon its proven ability to create value, subsequently worked together at McKechnie until its 2010 sale to TransDigm. During their tenure at McKechnie, they worked alongside the Company’s Co-Chairman Brett Milgrim, who was a Managing Director and Partner of JLL, McKechnie’s majority owner before the sale to TransDigm. Through their collective experience at K&F and McKechnie, the management team built deep industry expertise and harnessed this knowledge to launch Loar, even entering some of the same product categories as K&F and McKechnie such as carbon and metallic brake discs, hydraulic valves, keepers, rate control devices, latches, hold-open rods, starter generators, and actuators, among others. By having the advantage of a clean blueprint and targeted list of attractive product categories and acquisition candidates, the management team has been able to leverage its significant experience to create a purpose-built, successful platform.

Loar is centered around a commitment to a consistent and focused business model—creating a portfolio of proprietary products serving a highly diverse set of applications, end markets and customers within the aerospace and defense value chain. This strategy has resulted in what we believe to be market-leading positions, driven by products that have been difficult for competitors to replicate. The qualification process for the Company’s products serves as a significant barrier to entry for new suppliers. The time, investment, and risks associated with qualification are substantial. The process can often take years, involving multiple tests that require support and financial contribution from both the system supplier and the OEM. Moreover, the Company focuses on products that make up a relatively small portion of the total cost of an aircraft. As a result, it is not typically economical for OEMs to repeat the process of qualification after an existing supplier has been qualified already onto a given aircraft platform. In addition, customer relationships represent a key barrier to entry. Given the mission-critical nature of the Company’s products, we believe our customers look for highly reliable suppliers they can trust to deliver on-time, high-quality solutions. Loar’s position as a trusted supplier of highly engineered, value-added products not only has created significant barriers to entry, but also has established an ability to fairly value our products, which has resulted in consistent improvements to Loar’s gross profit margins over the long-term.

Our portfolio of products serves a variety of applications across aircraft platforms as shown below:

Angle of Attack Sensors / Systems
Flight Control Computers
Lap-belt Airbags
2 & 3 Point Seat Belts
Water Purification Systems
Waste Mgmt. Systems
Cockpit Door Barrier
Wing Lift Sensors
Auto Throttles
Rotorcraft Flotation Devices
MASTER CAUTION
Polyimide Washers & Bushings
Interface Solutions
Sealing Solutions
Motion & Actuation
Latches
Hold Open & Tie Rods
Temperature & Fluid Sensors & Switches
Hydraulic & Pneumatic Components
Carbon & Metallic Brakes
Fluid & Pneumatic Based Ice Protection
RAM Air Components
Drag Reduction Technologies

Once Loar’s components are qualified on an aircraft platform, we believe we are likely to maintain our position as the provider of aftermarket parts and services for the life of the platform and related platform derivatives. This results in significant aftermarket revenue, which represented 53% of our 2024 net sales. For the platforms we serve, the total life of an aircraft can be up to 50 years, ensuring steady aftermarket revenue streams with historically higher margins than revenue to OEM customers. We believe our aftermarket exposure provides us with an opportunity for stable, recurring, long-lasting and high-margin financial performance.

In addition to our OEM and aftermarket balance, our revenue is diversified across end markets, customers, and platforms. No more than 13% of our 2024 net sales came from any single customer, and no more than 7% of our 2024 net sales came from any single aircraft platform. We believe that our revenue diversification provides significant resiliency, and it positions us well to take advantage of new business opportunities.

We believe that our efforts to serve our customers effectively have also differentiated our business and led to long-standing customer relationships. Given the complexity of our customers’ supply chains, they look for dependable suppliers across multiple products and capabilities. In addition to providing a broad set of capabilities, we believe our commitment to quality, consistent on-time delivery and highly specialized tailored solutions furthers our long-standing relationships. Our relationships enable an open dialogue regarding our customers’ supply chain challenges, which can give us insight into potential growth opportunities, both organically and inorganically.

Our business approach couples strong organic growth with our proven acquisition strategy. Since 2012, we have executed and successfully integrated 17 strategic acquisitions. We have a highly disciplined approach to evaluating potential acquisition targets, and have sought companies with valuable intellectual property, high aftermarket content, revenue synergies, ability to cross-sell and strong customer relationships. We operate in a highly fragmented market, which has historically provided ample acquisition targets as we look to enhance and grow our platform.

On March 7, 2025, we entered into a purchase agreement to acquire LMB Fans & Motors ("LMB"), which is a global specialty player in the design and production of customized high-performance fans and motors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

Our Industry

End Markets

We primarily compete across three core end markets of the aerospace and defense component industry: commercial, business jet and general aviation, and defense.

Commercial. The commercial aerospace market, our largest end market representing approximately 43% of 2024 net sales, has experienced significant growth over the past several years as a result of increased orders for next-generation commercial aircraft and increased aftermarket requirements from higher levels of aircraft usage in a post-COVID environment. However, the commercial aerospace market has shown consistent long-term growth trends over the past 75 years, spurred by travel demand and the development of a global world economy. The industry’s growth rate has historically outpaced global GDP growth, with RPKs increasing at an average of 1.6x global GDP growth between 1970 and 2022, reflecting an approximate 5% compound annual growth rate (“CAGR).

Commercial OEM revenue historically has been tied to new aircraft production, which is currently supported by the production ramp of several next-generation narrowbody aircraft programs that have large order backlogs (for example, Airbus A320 family and Boeing 737 family). These order backlogs are needed to meet the secular demand for air travel. In 2024, there were 28,000 commercial jet aircraft in service, compared to 17,712 commercial jet aircraft in service in 2010, and industry consultants project that future demand requires 50,170 commercial aircraft in service by 2043.

The commercial aftermarket has historically produced consistent revenue. In our experience, as global commercial aircraft fleets grow, maintenance requirements grow alongside them. Most maintenance requirements are recurring and non-deferrable, even during periods of economic downturn or reduced demand for commercial air travel. Given the industry’s long-term secular growth trends, an increasingly larger middle class that has a high demand for travel, and a meaningfully large share of the global fleet represented by legacy aircraft, we expect continued growth and stability of our commercial aftermarket revenue.

Business Jet and General Aviation. Our second largest end market, business jet and general aviation, which accounted for approximately 27% of 2024 net sales, has experienced significant growth over the past several years. The emergence of several business models has provided consumers with greater accessibility and affordability to private aviation, driving increased popularity globally.

The business jet and general aviation market is comprised of all aviation operations outside of commercial and defense, and it includes both OEM and the aftermarket. This market has experienced strong demand with new asset-light fleet models, such as charter operators, jet cards and fractional jet ownership. These shared economy solutions have increased average utilization, resulting in growing demand for new aircraft. Accordingly, several modern, next-generation business jet platforms have been introduced by aircraft OEMs and production rates have been rising to meet this growing demand. Moreover, increased accessibility and affordability of private aviation has driven accelerated adoption by consumers, as flyers seek alternative options to commercial air travel, resulting in even greater flight hours and aftermarket growth.

Defense. The defense end market, which accounted for approximately 22% of 2024 net sales, has continued to benefit from growing global demand. Current geopolitical circumstances, including the Ukraine conflict, the Israeli war and the potential for engagements with China and/or Russia have resulted in increased global defense spending. We expect that defense spending will continue to increase as militaries invest to maintain operational readiness.

We believe that aftermarket and OEM demand for defense solutions follows global defense spending and the broader U.S. Department of Defense budget. OEM defense revenue is primarily driven by spending on new aircraft platforms and systems. In an era of heightened geopolitical instability, we believe that defense spending will continue to be a priority for militaries to maintain operational readiness and invest in next-generation platforms with modern capabilities. Recently, defense aftermarket revenue has been derived primarily from utilization of existing aircraft, aircraft modernization and sustainment initiatives to upgrade existing fleets and extend the service life of equipment.

Competition

The market for aerospace and defense components is highly fragmented, with few scaled competitors. As a result, we have very few direct competitors that provide the breadth of products, solutions and expertise that we are able to offer our customers. However, given the market fragmentation, we face competition from different competitors across individual products and applications. Competition within our product offerings range from divisions of large public corporations to small, privately held companies with singular capabilities that lack infrastructure and capacity to scale.

We compete primarily on the basis of engineering, capabilities, capacity and customer responsiveness. We believe we meet or exceed the performance and quality requirements of our customers and consistently deliver products on a timely basis with superior customer service and support. Our commitment to performance and responsiveness has allowed us to foster strong customer relationships with major aerospace and defense OEMs and Tier 1 and Tier 2 suppliers. We believe that our consistent quality, performance and breadth of capabilities are key reasons that enable us to win new business and fuel the continued long-term relationships with our customers.

Challenges

Our business is subject to a number of risks inherent to our industry, including, among others, our almost exclusive focus on the aerospace and defense industry, our ability to consummate acquisitions on satisfactory terms and to integrate effectively acquired operations and the cyclical nature of our sales to manufacturers of aircraft. Any number of these factors could impact our business, and there is no guarantee that our historical performance will be predictive of future operational and financial performance. For a description of the challenges we have faced and continue to face and the risks and limitations that could harm our prospects, see “Cautionary Note Regarding Forward-Looking Statements,” “Summary of Risk Factors” and “Risk Factors” included elsewhere in this 10-K.

Competitive Strengths

As a specialized supplier in the aerospace and defense component industry, we believe we are well-positioned to deliver innovative, mission-critical solutions to a wide array of aerospace and defense customers. Our key competitive strengths support our ability to offer differentiated solutions to our customers:

Portfolio of Mission-Critical, Niche Aerospace and Defense Components. We specialize in niche aerospace and defense components that are essential for the production and maintenance of aircraft and their related systems. Given the high costs typically associated with the stoppage of production or the removal of an aircraft from service, customers demand consistent reliability, performance and quality from our products. We believe that few competitors can offer the customized, high-quality solutions we provide and, as such, we believe we are the supplier of choice in the end markets in which we operate.

Intellectual Property-Driven, Proprietary Products and Expertise in an Industry with High Barriers to Entry. We derived 85% of our 2024 net sales from proprietary products or solutions. Our intellectual property and in-house expertise represent decades of knowledge and investment that we believe competitors would struggle to match. Furthermore, due to the industry’s stringent regulatory, certification and technical requirements, the qualification process for new products is rigorous and costly. Certification processes necessitate significant time and monetary investments from both suppliers and customers, leaving little incentive for either party to repeat these processes once a product is already certified on a platform. Accordingly, we believe that these high barriers to entry provide us with additional growth opportunities with our customers, while the reliability, performance and quality of our products enhance our long-standing customer relationships.

Strategically Focused on Higher-Margin Aftermarket Content. We supply aftermarket products to a large installed, and growing, base of aircraft. We estimate that our addressable market opportunity includes more than 84,000 discrete aircraft across more than 250 total aircraft platforms. Due to our installed OEM base of proprietary products and a demanding certification process, we are often the only supplier providing these products in the aftermarket, which we generally expect to result in a recurring revenue stream for the life of each aircraft platform. The total life of the platforms we serve can be up to 50 years, presenting the opportunity for a long tail of aftermarket service and/or periodic replacement requirements. We believe our ability to support the full aircraft life cycle from initial build to retirement is a key differentiator and has historically generated significant revenue, as represented by the 53% of our 2024 net sales attributable to the aftermarket. The long-term secular growth dynamics of aftermarket demand historically have also led to higher margins and consistent revenue growth.

Highly Diversified Revenue Streams. We have strategically and purposefully constructed a highly diverse portfolio, which we believe positions us well to succeed in a variety of market conditions. Our diversified revenue base is designed to reduce our dependence on any particular product, platform, or market sector, and we believe it has been a significant factor in our resilient financial performance. The Company’s diversification stretches across end markets, product category or application, customers, and platforms.

•
End markets: 2024 net sales by category were 43% commercial, 27% business jet and general aviation, 22% defense and 8% non-aviation.
•
Product category or application: The Company’s products are utilized in a variety of applications in the interiors, exteriors and engines that serve both OEM (47% of 2024 net sales) and aftermarket (53% of 2024 net sales) categories of the overall market.
•
Customers: No customer made up more than 13% of 2024 net sales. The top five customers made up 33% of 2024 net sales.
•
Platforms: No aircraft platform represented more than 7% of 2024 net sales. The top six aircraft platforms represented less than 24% of total 2024 net sales. Our top two aircraft platforms are the Airbus 320 family and the Boeing 737 family.

Established Business Model with a Lean, Entrepreneurial Structure. Our operations are built around a philosophy that encourages local autonomy across the Company’s brands and drives entrepreneurial spirit. Critical to our success is a management structure that is designed to facilitate seamless communication across our businesses. Executive Vice Presidents are responsible for multiple brands within the Company. They support local brand leaders and also work closely with corporate management in helping to optimize potential cross-selling opportunities, operational initiatives and capital allocation. By fostering cross-communication and enabling each brand to leverage the benefits of the broader Company platform, we have created a highly scalable operational structure with few management layers. We believe our streamlined structure also facilitates efficient decision making for acquisitions and other important strategic decisions. Our streamlined leadership, coupled with a holistic approach to revenue and innovation, is intended to position us for revenue growth and ongoing operational improvements.

Disciplined and Strategic Approach to Acquisitions, with History of Successful Integration. We have a disciplined and thoughtful approach to acquisitions, as demonstrated by the successful integration of our 17 acquisitions since 2012. Our well-defined acquisition criteria have led us to target companies with proprietary products and/or processes, leading market positions, significant aftermarket potential, strong revenue synergies with potential for cross-selling and strong customer relationships. Management’s experience in driving financial performance from our defined model has led to a targeted goal of doubling an acquired business’s Adjusted EBITDA over a three-to-five-year time frame post-acquisition. Our focused approach to acquisitions and the underlying drivers of value have helped create a scaled and integrated platform.

Track Record of Strong Growth, Margins and Cash Flow Generation. Since inception, we have utilized both organic and inorganic drivers to generate a portfolio of what we believe to be market leading brands and products under the Loar umbrella, enabling a consistent track record of growth and strong margins. In constructing a portfolio of capabilities that fit the needs of the marketplace, we have focused on four main strategic drivers of value in our business: launching new products, optimizing productivity, achieving value pricing and readying talent. By applying these drivers, we have been able to generate significant growth, high margins and high cash flow since our inception. We believe our performance-driven culture and commitment to constant improvement and execution will continue to drive strong financial performance.

Proven Leadership Team. Our leadership team has a depth of experience running businesses in the aerospace and defense component industry. A core group of our senior management team has worked together for over 30 years at multiple companies, and the average industry experience for 10 members of our senior leadership team is over 25 years, including having worked together for more than 15 years at the Company, McKechnie and/or TransDigm. Our management team has leveraged its extensive industry experience to construct purposely a well-designed and diversified platform at Loar, has generated significant net sales growth, and has navigated many different market environments. In addition, our management team’s incentives are well-aligned with the success of Loar and its stockholders. Members of the management team and certain other key employees hold approximately 15% of the shares of our common stock outstanding as of December 31, 2024.

Growth Strategy

Our growth strategy is made up of two key elements: (i) a value-driven operating strategy and (ii) a disciplined acquisition strategy.

Value-driven operating strategy. Our five core organic growth value drivers are:

•
Providing highly engineered, value-additive solutions to our customers: We are well positioned in our core underlying markets to benefit from the aerospace and defense component industry’s long-term secular growth trends. Our proprietary products and consistent ability to meet customer needs have resulted in strong, long-standing customer relationships. Our quality and breadth of offerings have enabled us to maintain established positions on nearly every major aircraft platform such that we benefit from both large production backlogs for new aircraft as well as the aftermarket requirements associated with aircraft in use today. We have maintained entrenched positions for the life of the majority of these aircraft platforms due in part to high switching costs and significant barriers to entry. When coupled with the long tail of aftermarket requirements, our positioning creates a favorable mix of business with highly profitable opportunities.
•
Value-based pricing opportunities: Historically we have been able to realize a sustainable pricing strategy reflective of the value of our products’ position in the supply chain. We believe our business model creates value-based pricing opportunities through a compelling combination of attributes. Proprietary products, customized designs, superior quality, the relative low cost of our solutions compared to the total cost of the aircraft platform, and high switching costs are among the attributes that we believe lead our customers to prioritize performance and reliability over price.
•
Winning profitable new business: We have won profitable new business from existing customers, and we have expanded our customer base through new relationships, by leveraging our broad capabilities, extensive engineering expertise and reputation for quality and performance. By successfully meeting customers’ design requirements, certification needs and/or timing constraints, we have garnered trust with customers and created cross-selling opportunities across various platforms, systems and customers. Our new business pipeline targets opportunities within attractive aircraft programs where we see an opportunity to leverage customer relationships or product overlaps and drive new, profitable revenue streams.
•
New product introductions: We continuously develop new innovative solutions for our customers. Our product development strategy has been guided by our strong understanding of our customers’ needs, which is driven by the open and candid relationships we foster. We seek to introduce new products that not only address critical customer needs, but also serve large addressable fleets with aftermarket requirements. Additionally, as customers continue to navigate an increasingly complex supply chain, we believe they are focused on working with a smaller set of reliable core suppliers. As a supplier of a broad suite of high-quality, niche solutions that serve a broad range of applications, we are well-positioned to benefit from customers’ desire for a more streamlined supply chain.
•
Driving operational efficiencies that improve cost structure and profitability: We are focused on consistent operational improvements to our cost structure that we believe will drive profitability. We frequently review opportunities for margin enhancement through key operational metrics, productivity initiatives, management directives and weekly or quarterly reviews to drive operational efficiencies. Additionally, we expect our margins and profitability to improve from focused growth strategies that provide high contribution margins and value-based pricing that, at a minimum, achieve price increases greater than inflation.

Disciplined acquisition strategy. Acquisitions are a core element of our long-term growth strategy. We have considerable experience in executing acquisitions and integrating acquired businesses into our Company and culture, having done so 17 times since our formation in 2012. Our disciplined acquisition strategy revolves around acquiring aerospace and defense component businesses with significant aftermarket potential and proprietary content and/or processes, where we believe there is a clear path to value creation.

The aerospace supply chain is highly fragmented, with many components supplied by smaller privately-owned businesses that, in turn, sell to system integrators, Tier 1 or Tier 2 manufacturers, or large OEM participants. We believe there is a significant opportunity for further consolidation of the supply chain. We have maintained a robust pipeline of acquisition targets and are often in active discussions with business owners that recognize our established culture and the opportunity for them to leverage the Company’s existing infrastructure, customer base, platform exposure and industry relationships. We are positioned as an acquirer of choice due to our entrepreneurial philosophy and desire to further grow and improve each brand we acquire, based on a flexible post-acquisition integration that suits each business’s specific strengths and culture. We intentionally maintain each acquired business’s brand to preserve long-term customer relationships and capture revenue synergies.

As part of our acquisition strategy, we take a disciplined approach to acquisition target screening, focusing on identifying key characteristics that we believe provide insight on strategic fit. Such characteristics include: (i) aerospace- and defense-focused businesses; (ii) proprietary content and/or processes; (iii) significant aftermarket exposure or potential to grow; (iv) focus on niche markets or products with strong market positions; (v) capabilities where the opportunity to cross-sell our existing portfolio of products exists; and (vi) long-standing customer relationships. Our disciplined approach to acquisitions has allowed us to be opportunistic, which has built the Company into a leading aerospace and defense component supplier.

Government Contracts

We supply defense-related equipment and services to U.S. Government agencies and therefore are subject to the business risks specific to the defense industry, including the ability of the U.S. Government to unilaterally: (1) suspend us from receiving new contracts; (2) terminate existing contracts at its convenience and without significant notice; (3) reduce the value of existing contracts; (4) audit our contract-related costs and fees, including allocated indirect costs; and (5) revoke required security clearances. We also sell directly to the government of Germany. Violations of government procurement laws could result in civil or criminal penalties. Sales to U.S. government agencies accounted for approximately 3% of our net sales during the year ended December 31, 2024.

Governmental Regulation

As a manufacturer and supplier of commercial aircraft components and equipment, we are subject to regulation by the FAA, the European Union Aviation Safety Agency, UK Civil Aviation Authority, and the Civil Aviation Administration of China, while the military aircraft component industry is governed by military quality specifications.

The components we manufacture are required to be certified by one or more of these entities or agencies, and other similar agencies elsewhere in the world. We must also satisfy the requirements of our customers, including OEMs and airlines that are subject to FAA regulations, and provide these customers with products and services that comply with the government regulations applicable to commercial flight operations. These regulations are largely designed to ensure that all aircraft components and equipment are continuously maintained and in proper condition to ensure safe operation of the aircraft. Specifically, the FAA and other aviation authorities require that various maintenance routines be performed on aircraft engines, engine parts, airframes and other components at regular intervals based on cycles or flight time. The inspection, maintenance and repair procedures for the various types of aircraft and equipment can be performed only by certified repair facilities utilizing certified technicians. We believe that we currently satisfy or exceed these maintenance standards in our repair and overhaul services.

Since we sell defense products directly to the U.S. Government and for use in systems delivered to the U.S. Government, we can be subject to various laws and regulations governing pricing and other factors as well. Contracting in the defense industry also makes us subject to rules related to bidding, billing and accounting kickbacks and false claims.

Furthermore, we are at times subject to trade laws and regulations like the Arms Export Control Act, the International Traffic in Arms Regulations, the Export Administration Regulations, and the sanctions administered by the United States Department of the Treasury’s Office of Foreign Assets Control. Additionally, we are subject to data protection laws, including but not limited to the General Data Protection Regulation, the California Consumer Privacy Act, the European Union General Data Protection Regulation, and the Personal Information Protection Law in China.

There has been no material adverse effect to our consolidated financial statements nor competitive positions as a result of these governmental regulations. Our operations may in the future be subject to new and more stringent regulatory requirements, so in that regard, we closely monitor the FAA and industry trade groups to attempt to understand how possible future regulations might impact us.

Manufacturing and Engineering

We continually strive to optimize productivity and achieve value pricing over inflation, implementing precision engineering and manufacturing to produce parts essential for today’s aircraft systems and structures. We strive to differentiate ourselves from our competitors by manufacturing products in an accurate, reliable and repeatable manner without sacrificing attention to detail, which is evident in the durability and precision of our products. We are able to keep capital expenditure levels low since we do not constantly need new state of the art equipment, which contributes to our lean entrepreneurial structure and helps us drive continuous improvement.

Raw Materials

We require the use of a variety of raw materials and manufactured component parts in our manufacturing processes, and we purchase these from various suppliers. We believe most of our raw materials and component parts are generally available from multiple suppliers at competitive prices. From time-to-time various events (such as geopolitical tension, upstream supply chain disruptions, etc.) may temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices to obtain these raw materials from other sources, however, we believe that the loss of any one source, although potentially disruptive in the short-term, would not materially affect our long-term operations. We try to limit the volume of raw materials and component parts on hand, and we are highly dependent on the availability of essential materials, so continued inflationary pressures could impact material costs. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive FAA and OEM certification processes associated with aerospace products could prevent efficient replacement of a supplier, raw material or component part. Additionally, an open conflict or war across any region, including, but not limited to, the conflicts in Ukraine and Israel, could affect our ability to obtain raw materials.

Intellectual Property

We rely on patents, trademarks, trade secrets and proprietary knowledge and technology, both internally developed and acquired, in order to maintain a competitive advantage. The Company’s products are manufactured, marketed and sold using a portfolio of patents, trademarks, and other forms of intellectual property, some of which expire in the future. The Company develops and acquires new intellectual property on an ongoing basis. Based on the broad scope of the Company’s product lines, management believes that the loss or expiration of any single intellectual property right would not have a material effect on our consolidated financial statements.

As of December 31, 2024, we own 98 issued patents, which will expire between April 2, 2025 and February 22, 2041. We currently have 35 pending or published but not yet issued patents, for which the rights and duration are pending grant of the patent by the U.S. Patent and Trademark Office or other applicable national or regional patent authority. Additionally, as of December 31, 2024, we have 186 submitted trademark applications, all of which have been issued and none of which are pending.

Environmental Matters

Our operations and facilities are subject to an extensive regulatory framework of federal, state, local and foreign environmental laws and regulations that govern, among other things, discharges of pollutants into the air and water, the generation, handling, storage and disposal of hazardous materials and wastes, the investigation and remediation of certain materials, substances, and wastes. We are committed to monitoring our business’s environmental performance, and to the health and safety of our employees, and as such we continually make efforts to ensure our operations are in substantial compliance with all applicable environmental laws and regulations. Environmental laws and regulations may require that the Company investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. We recorded an environmental liability in connection with our acquisition of AGC Acquisition LLC, for which we are not entitled to any third-party recoveries. The facilities acquired in connection with that acquisition entered into the state of Connecticut’s voluntary remediation program for certain known contaminants in 2009. An independent third-party evaluation of the facilities estimated the potential range of costs for remediation, and consistent with that original estimate and with progress made on the remediation process since then (and taking into account new information learned about the site since that estimate was prepared), the balance of the environmental liability on December 31, 2024 was approximately $0.1 million.

Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse impact on our consolidated financial statements, but we cannot assure that material environmental liabilities may not arise in the future. For further information on environmental-related risks, including climate change, see “Risk Factors.”

Human Capital Resources

As of December 31, 2024, we had approximately 1,500 full-time, part-time and temporary employees. Approximately 135 of our full-time and part-time employees are represented by labor unions. One collective bargaining agreement between us and a labor union expires on October 31, 2025 and one agreement, covering approximately 55 employees, does not have an expiration.

Our employees are critical to our long-term success and are essential to helping us meet our goals. Therefore, it is crucial that we continue to attract, retain and motivate exceptional and high-performing employees by providing opportunities available for all our employees to not only contribute to Loar, but also grow and develop in their careers. We offer training and development programs encouraging advancement from within in order to support the advancement of our employees. We leverage both formal and informal programs to identify, foster, and retain top talent at both the corporate and operating unit level. We believe we offer competitive compensation programs to our employees to help attract and retain our employees.

Seasonality

We do not believe our net sales are subject to significant seasonal variation.

Available Information

Our website address is https://www.loargroup.com. We make available free of charge, through the Investors section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, registration statements on Form S-8 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). These materials are also available free of charge on the SEC’s website at http://www.sec.gov. The information on or obtainable through our website is not incorporated into this Annual Report on Form 10-K.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with the other information contained in our audited financial statements and the related notes, as well as the information in the section entitled “Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These material risks and uncertainties could negatively affect our business and financial condition and could cause our actual results to differ materially from those expressed in forward-looking statements contained in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe are immaterial, also may impair our business operations and financial condition. In that event, the trading price of our common stock could decline, and you could lose part, or all, of your investment.

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

Our customers are concentrated in the aerospace industry. Our two largest customers accounted for approximately 21% of net sales during the year ended December 31, 2024. A material reduction in purchasing by one of our larger customers for any reason, including, but not limited to, general economic or aerospace market downturn, decreased production, strike, or resourcing, or the effects of global economic crises such as the COVID-19 pandemic could have a material adverse effect on results of operations, financial position and cash flows.

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

Because a significant percentage of our revenue is derived either directly or indirectly from contracts with the U.S. Government, changes in federal government budgetary priorities, such as those announced by President Trump since his inauguration in January 2025, could directly affect our financial performance. A significant decline in government expenditures, a shift of expenditures away from programs that we support or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts, any of which could result in decreased sales of our products.

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

Our commercial business is directly affected by, among other factors, changes in RPKs, the size and age of the worldwide aircraft fleet, the percentage of the fleet that is out-of-warranty and changes in the profitability of the commercial airline industry. RPKs and airline profitability have historically been correlated with the general economic environment, although national and international events also play a key role. For example, in addition to the COVID-19 pandemic and the adverse impact it had on the airline industry, past examples in which the airline industry has been negatively affected include downturns in the global economy, higher fuel prices, increased security concerns among airline customers following the events of September 11, 2001, the Severe Acute Respiratory Syndrome (also known as “SARS”) epidemic, and conflicts abroad. Future geopolitical or other worldwide events, such as war, terrorist acts, or additional worldwide infectious disease outbreaks could also impact our customers and our sales to them.

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

We generally experienced price inflation in our costs for labor and materials, such as aluminum, nickel, and titanium during the years 2023 and 2024, which adversely affected our business, results of operations and financial condition. We may not be able to pass through inflationary cost increases under our existing fixed-price contracts. Our ability to raise prices to reflect increased costs may be limited by competitive conditions in the market for our products and services. Russia’s invasion of Ukraine, and prolonged conflict there, as well as the conflict between Israel and Hamas may result in increased inflation, escalating energy and commodity prices and increasing costs of materials. We continue to work to mitigate such pressures on our business operations as they develop. To the extent the war in Ukraine and the conflict between Israel and Hamas adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein, such as those relating to cybersecurity, supply chain, volatility in prices and market conditions, any of which could negatively affect our business and financial condition.

U.S. military spending is dependent upon the U.S. defense budget.

A significant portion of our net sales is generated from the defense market. The defense market is significantly dependent upon government budget trends, particularly the DOD budget. In addition to normal business risks, our supply of products to the U.S. Government is subject to unique risks largely beyond our control. DOD budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy as a result of the presidential election or otherwise, the U.S. Government’s budget deficits, spending priorities (for example, shifting funds to efforts to combat the impact of the pandemic or efforts to assist Ukraine in the Russia and Ukraine conflict), the cost of sustaining the U.S. military presence internationally, possible political pressure to reduce U.S. Government military spending and the ability of the U.S. government to enact appropriations bills and other relevant legislation, each of which could cause the DOD budget to remain unchanged or to decline. In recent years, the U.S. Government has been unable to complete its budget process before the end of its fiscal year, resulting in both governmental shutdowns and continuing resolutions providing only enough funds for U.S. Government agencies to continue operating at prior- year levels. Further, if the U.S. government debt ceiling is not raised and the national debt reaches the statutory debt ceiling, the U.S. government could default on its debts. A significant decline in U.S. military expenditures could result in a reduction in the amount of our products sold to the various agencies and buying organizations of the U.S. Government.

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

Our operations outside of the United States are subject to additional risks. Our net sales to foreign customers were approximately $125 million for the year ended December 31, 2024, which represent approximately 31% of our total net sales. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including global health crises, change in trade policies, tariff regulation, difficulties in obtaining export and import licenses, the risk of government financed competition, currency fluctuations, sanctions and war. See “—Risks Related to Financial Matters—Tariffs on certain imports to the United States and other potential changes to U.S. tariff and import/ export regulations may have a negative effect on global economic conditions and our business, financial results and financial condition.” In addition, if the laws regarding the repatriation of funds were to change in ways we do not currently expect, we may incur foreign taxes to repatriate these funds, which would reduce the net amount ultimately available to us. See “—Risks Related to Financial Matters—We may be subject to risks relating to changes in our tax rates or exposure to additional income tax liabilities.”

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

In light of evolving expectations around corporate social responsibility, our reputation could be adversely impacted by a failure (or perceived failure) to maintain a level of corporate social responsibility. In today’s environment, an allegation or perception regarding quality, safety, or corporate social responsibility can negatively impact our reputation. This may include, without limitation: failure to maintain certain ethical, social and environmental practices for our operations and activities, or failure to require our suppliers or other third parties to do so; our environmental impact, including our impact on the environment, greenhouse gas emissions and climate-related risks, renewable energy, water stewardship and waste management; responsible sourcing in our supply chain; the practices of our employees, agents, customers, suppliers, or other third parties (including others in our industry) with respect to any of the foregoing, actual or perceived; the failure to be perceived as appropriately addressing matters of social responsibility, including matters related to diversity, equality and inclusion; consumer perception of statements made by us, our employees and executives, agents, customers, suppliers, or other third parties (including others in our industry); or our responses to any of the foregoing. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose corporate, social and environmental policies, practices and metrics. If we are unable to comply with, or are unable to cause our suppliers to comply with such policies, or meet the requirements of our customers and investors, a customer may stop purchasing products from us or an investor may sell their shares, and may take legal action against us, which could harm our reputation, revenue and results of operations. Further, we may be subject to rulemaking regarding corporate social responsibility and/or disclosure, as public awareness and focus on social and environmental issues has led to legislative and regulatory efforts to impose increased regulations and require further disclosure. As a result, we may become subject to new or more stringent regulations, legislation or other governmental requirements, customer requirements or industry standards and/or an increased demand to meet voluntary criteria related to such matters. Increased regulations, customer requirements or industry standards, including around climate change concerns, could subject us to additional costs and restrictions and require us to make certain changes to our manufacturing practices and/or product designs, which could negatively impact our business, results of operations, financial condition and competitive position.

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

In response to U.S. tariffs, a number of other countries are threatening to impose tariffs on U.S. imports, which, if implemented, could increase the price of our products in these countries and may result in our customers looking to alternative sources for our products. This would result in decreased sales, which could have a negative impact on our net income and financial condition. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations.

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

Mergers and acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include customer relationships, contract backlog, tradename, technology and favorable leases, were approximately $435 million as of December 31, 2024, net of accumulated amortization. Goodwill recognized in accounting for the mergers and acquisitions was approximately $694 million as of December 31, 2024. We may never realize the full value of our identifiable intangible assets and goodwill. If at any time we determine an impairment has occurred, we are required to reflect the reduction in value as an expense within operating income, resulting in a reduction of earnings and a corresponding reduction in our net asset value in the period such impairment is identified.

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

Our future operating results and liquidity are expected to be impacted by changes in general economic and political conditions that may affect, among other things, the following:

•
The availability of credit and our ability to obtain additional or renewed bank financing, the lack of which could have a material adverse impact on our business, financial condition and results of operations and may limit our ability to invest in capital projects and planned expansions or to fully execute our business strategy;
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

We have a significant amount of indebtedness. As of December 31, 2024, after using $637.0 million of proceeds from the IPO and Follow-On Offerings to paydown indebtedness, and the borrowing of $360 million to consummate the acquisition of AAI, the outstanding principal under the Credit Agreement was approximately $281.4 million.

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

In addition, we may be able to incur substantial additional indebtedness in the future. As of December 31, 2024, there remained available under our Credit Agreement $100 million in a Delayed Draw Term Loans Commitment and a $50 million Revolving Line of Credit. Although our Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. Our Credit Agreement requires the maintenance of a quarterly leverage ratio. There are also certain non-financial covenants in place limiting us, from, among other things, incurring other indebtedness, creating any liens on our properties, entering into merger or consolidation transactions, disposing of all or substantially all of our assets and payment of certain dividends and distributions. In addition, our Credit Agreement requires mandatory prepayments of the principal amount if there is excess cash flow, as defined, during a calendar year). A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under our Credit Agreement.

Under our Credit Agreement, borrowings under the term loans, the Delayed Draw Term Loans and the Revolving Line of Credit may be designated as an Adjusted Term Secured Overnight Financing Rate (SOFR) loan or base rate loan at the option of the borrower. The interest rate on the SOFR rate loans accrue interest at the SOFR rate plus a margin of 4.75% or at the base rate plus a margin of 3.75% as long as the Company maintains a leverage ratio of less than 5.5 to 1. In addition, the unused portion of the Revolving Line of Credit carries a commitment fee of 0.375%. Accordingly, if SOFR or other variable interest rates increase, our debt service expense will also increase.

Servicing our indebtedness requires a significant amount of cash. Our ability to generate cash depends on many factors, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

Our ability to make payments on and to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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
•
be permitted to present only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our periodic reports and registration statements, including in this Annual Report on Form 10-K;

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

We will remain an “emerging growth company” until the earliest to occur of (1) our reporting of $1.235 billion or more in annual gross revenue; (2) our becoming a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (3) our issuance, in any three-year period, of more than $1.0 billion in non-convertible debt; and (4) the fiscal year-end following the fifth anniversary of the completion of our IPO, which closed on April 29, 2024.

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

We have incurred significant increased costs and became subject to additional regulations and requirements as a result of becoming a public company, and our management is now required to devote substantial time to new compliance matters, which could lower our profits or make it more difficult to run our business.

As a public company, we incur significant legal, regulatory, finance, accounting, investor relations, insurance and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related rules implemented by the SEC and the NYSE. The expenses incurred by public companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. Our management will need to devote a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue-producing activities. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, and other regulatory action and potentially civil litigation.

Failure to comply with requirements to design, implement and maintain effective internal controls could have a material adverse effect on our business and stock price.

As a privately held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act (“Section 404”). As a public company, we are subject to significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environment, and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our results of operations. In addition, we will be required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report following the completion of our IPO. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Once we are no longer an “emerging growth company,” our auditors will be required to issue an attestation report on the effectiveness of our internal controls on an annual basis.

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

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. You may not be able to resell your shares at the price you paid or at all due to a number of factors, including those listed in “Risks Related to our Strategy” and “Risks Related to our Operations.”

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

We have approximately 391 million shares of common stock authorized but unissued. Our certificate of incorporation authorizes us to issue these shares of common stock, other equity or equity-linked securities, options, and other equity awards relating to our common stock for the consideration and on the terms and conditions established by our Board in its sole discretion, whether in connection with acquisitions or otherwise. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote, and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock, if any.

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

We have a total of 93,556,071 shares of our common stock outstanding. Of the outstanding shares, 18,400,000 shares were sold in the IPO and Follow-On Offering and are freely tradable without restriction or further registration under the Securities Act. Additionally, as of March 25, 2025, approximately 457,336 shares have been sold under Rule 144 under the Securities Act (“Rule 144”), and are freely tradable without restriction or further registration under the Securities Act. Any shares held by our affiliates, as that term is defined under Rule 144 under the Securities Act, including our directors, executive officers, and other affiliates, may be sold only in compliance with certain limitations, including the limitations under Rule 144.

In addition, pursuant to the registration rights agreement, certain of our existing stockholders have the right, subject to certain conditions, to require us to register the sale of their shares of our common stock under the Securities Act. By exercising their registration rights and selling a large number of shares, such existing stockholders could cause the prevailing market price of our common stock to decline. The shares covered by registration rights represent approximately 62% of common stock outstanding. Registration of any of these outstanding shares of our common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

We have filed a Registration Statement on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to the 2024 Plan, which automatically became effective upon filing. Accordingly, shares registered under such registration statement will be available for sale in the open market. The initial registration statement on Form S-8 covers 9,000,000 shares of common stock.

As restrictions on resale end, or if the existing stockholders exercise their registration rights, or in the event that common stock is issued pursuant to the 2024 Plan, the market price of our shares of common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.

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

Pursuant to the Voting Agreement, Abrams Capital, GPV Loar LLC, Dirkson Charles and Brett Milgrim are required to vote all of the shares of common stock owned by them in elections for directors to our board to include individuals designated by Abrams Capital, GPV Loar LLC, Dirkson Charles and Brett Milgrim. Accordingly, Abrams Capital, GPV Loar LLC, Dirkson Charles and Brett Milgrim control a majority of the voting power of the shares of our common stock eligible to vote in the election of our directors. Even if Abrams Capital, GPV Loar LLC, Dirkson Charles and Brett Milgrim collectively cease to own shares of our common stock representing a majority of the total voting power, for so long as the Voting Agreement remains in effect and Abrams Capital, GPV Loar LLC, Dirkson Charles and Brett Milgrim continue to own a significant percentage of our common stock, Abrams Capital, GPV Loar LLC, Dirkson Charles and Brett Milgrim, through their collective voting power, will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. The Voting Agreement terminates automatically upon the earlier of (a) the 10th anniversary of its effective date and (b) the first date that the aggregate number of shares of our common stock beneficially owned by either Abrams Capital and its controlled affiliates or GPV Loar LLC and its controlled affiliates is equal to or less than 10%. In particular, Abrams Capital, GPV Loar LLC, Dirkson Charles and Brett Milgrim could effectively preclude any unsolicited acquisition of us. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of common stock as part of the sale of us and ultimately might affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Our information technology (IT) systems process, store, and transmit sensitive information, and we are heavily reliant on IT to operate our business. As such, IT security is viewed as a critical aspect of our business and one which we must continually evaluate and optimize in order to ensure ongoing effectiveness across the business in meeting the challenge of evolving cyber threats.

We have incorporated a number of technical, administrative and personnel controls in order to holistically address cybersecurity threats across the business.

Cybersecurity Policies and Standards

We have a comprehensive collection of documented policies and standards that are leveraged to establish and affirm expectations for security controls, mitigate known cybersecurity risks and provide consistent levels of protection across the Company. Our policies and standards are effective in meeting numerous compliance requirements while simultaneously reducing duplication of controls.

Incident Response

Our incident response plan provides consistent guidance for preparing for cybersecurity incidents and events, establishes clear ownership of roles and responsibilities during a cyber incident, and has inter-dependent processes for detecting and responding to cyber incidents to include leveraging guidance from the legal team. We have retained a trusted and experienced third-party investigator/negotiator, and also maintain cybersecurity insurance to help mitigate the risk of a catastrophic cyber event.

Technical Controls

We have implemented a technical security architecture consisting of a multitude of controls to identify, protect, detect, and respond to cybersecurity events. Continually evaluating common and best practices for deploying these controls, as well as determining when new or alternative controls may be more appropriate or effective, aids in our ability to counter actions from evolving threat actors. We also leverage various sources of cyber intelligence to ensure that technical controls maintain optimal configuration and deployment models to increase control effectiveness.

Third Party Security Monitoring

Leveraging an industry recognized expert in cybersecurity monitoring, we have incorporated cybersecurity monitoring to increase visibility, awareness and responsiveness to cyber threat actors. Our monitoring partner is able to quickly analyze and alert us to suspicious activity, as well as take part in any active cyber investigation when necessary. The monitoring expertise provided allows us to focus on other aspects of cybersecurity while simultaneously ensuring that we are prepared to detect and respond appropriately to security incidents.

Testing and Validation

We have incorporated multiple avenues of control and process testing and validation across the company. Our internal audit team regularly tests controls against established policies and standards. We leverage a trusted partner for performing regular penetration tests, to include phishing simulation exercises. Our IT and security team regularly conduct control validation exercises for each of the business units. We conduct regular incident response tabletop exercises to test and validate awareness of roles and responsibilities of incident responders across the organization and to educate individuals as to real world security incident scenarios.

Security Awareness

All employees are required to undertake security awareness training on a number of topics to include phishing awareness, importance of cybersecurity and proper cyber hygiene, insider threat awareness and roles and responsibilities. Our IT and security teams regularly update training modules being leveraged in order to provide timely and relevant awareness, as well as to aid in better individual engagement with the training.

Management of Third-Party Risks

We manage third-party risks from vendors and service providers by requiring that providers comply with our cybersecurity requirements and employ appropriate security controls in accordance with local, state and Federal laws. We evaluate applicable security controls of vendors and providers prior to contracting and at least annually thereafter. We evaluate the impact of any control deficiencies or exceptions identified during the review process and consider the effectiveness of the service provider’s remediation plans and their commitment to addressing identified issues when determining continued engagement with the service provider.

Board Oversight and Management’s Role

Our cybersecurity program is led by our Chief Information Security Officer (CISO) at the direction of the CFO in coordination with our Director of IT. Our CISO has over 30 years of experience in cybersecurity and cyber risk management. His role includes assessing enterprise cybersecurity risks, developing policies and standards for the cybersecurity program, developing strategies for mitigating cybersecurity risks and informing senior leadership on cybersecurity related issues and activities affecting the organization. The CISO works with the IT and security team to implement cybersecurity controls across the organization.

Our Board of Directors is ultimately responsible for cybersecurity risk and has delegated its oversight to the Audit Committee. The Audit Committee considers cybersecurity risks in connection with its financial and compliance risk oversight role. The Audit Committee receives updates on cybersecurity risks and key initiatives for mitigating those risks from the CISO and CFO.

For more information about the potential impact of cybersecurity risks, please refer to Item 1A. Risk Factors.

Item 2. Properties.

We maintain 19 properties, of which 13 are manufacturing facilities and six are office, warehousing, processing and/or other types of facilities. Of the 13 manufacturing facilities, (i) we maintain 11 facilities in the United States, of which we own eight and lease three, (ii) we lease a facility in the United Kingdom and (iii) we lease a facility in Germany. Of the remaining six facilities, all of which are in the United States, we own one facility and lease five facilities. See Note 6, Property, Plant and Equipment and Note 14, Leases of the Notes to Consolidated Financial Statements.

Most of our manufacturing facilities contain manufacturing, distribution and engineering functions, and most facilities have certain administrative functions, including management, sales and finance. Our headquarters is located at our manufacturing facility in White Plains, New York, which is a facility we own that is approximately 42,500 square feet in size. We believe that our existing facilities are sufficient to meet our operational needs for the foreseeable future.

Item 3. Legal Proceedings.

We are involved in various legal actions arising in the normal course of business. Based upon our and our legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on our results of operations, financial position or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange, or NYSE, under the ticker symbol “LOAR.”

Holders

As of March 25, 2025, there were 42 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid and we have no current plans to pay cash dividends on our common stock. The declaration, amount, and payment of any future dividends will be at the sole discretion of our Board, and will depend on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, including restrictions under our Credit Agreement and other indebtedness we may incur, and such other factors as our Board may deem relevant.

Performance Graph

Presented below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of Loar Holding Inc. with the cumulative total return of a hypothetical investment in each of the S&P 500 Index and the S&P Aerospace & Defense Select Index. An investment of $100 is assumed to have been made in our common stock and in each of the indexes on April 25, 2024, and its relative performance is tracked through December 31, 2024. The following performance graph and related information shall not be deemed “soliciting material” nor to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing.

Comparison of 6 Month Cumulative Total Return
Among Loar Holdings Inc., S&P 500 Index and the S&P Aerospace and Defense Index
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
4/24
4/24
5/24
6/24
7/24
8/24
9/24
10/24
11/24
12/24
LOAR
S&P 500 Index
S&P Aerospace and Defense Index

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our audited consolidated financial statements including the related notes thereto, beginning on page F-1 of this Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. You should read the sections of this10-K titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For purposes of this section, references to the “Company,” “Loar,” “we,” “us,” and “our” refer to Loar Holdings Inc., together with Loar Group Inc. and its other subsidiaries.

Overview

We specialize in the design, manufacture, and sale of niche aerospace and defense components that are essential for today’s aircraft and aerospace and defense systems. We focus on mission-critical highly engineered solutions with high intellectual property content. Furthermore, our products have significant aftermarket exposure, which has historically generated predictable and recurring revenue. We estimate that approximately 53% of our 2024 net sales were derived from aftermarket products.

The products we manufacture cover a diverse range of applications supporting nearly every major aircraft platform in use today and include auto throttles, lap-belt airbags, two- and three-point seat belts, water purification systems, fire barriers, polyimide washers and bushings, latches, hold-open and tie rods, temperature and fluid sensors and switches, carbon and metallic brake discs, fluid and pneumatic-based ice protection, RAM air components, sealing solutions and motion and actuation devices, customized edge-lighted panels and knobs and annunciators for incandescent and LED illuminated pushbutton switches, among others.

We primarily serve three core end markets: commercial aerospace, business jet and general aviation, and defense, which have long historical track records of consistent growth. We also serve a diversified customer base within these end markets where we maintain long-standing customer relationships. We believe that the demanding, extensive and costly qualification process for new entrants, coupled with our history of consistently delivering exceptional solutions for our customers, has provided us with leading market positions and created significant barriers to entry for potential competitors. By utilizing differentiated design, engineering, and manufacturing capabilities, along with a highly targeted acquisition strategy, we have sought to create long-term, sustainable value with a consistent, global business model.

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

Corporate Conversion

Prior to April 16, 2024, we operated as a Delaware limited liability company under the name Loar Holdings, LLC. On April 16, 2024, we converted to a Delaware corporation and changed our name to Loar Holdings Inc. In the conversion, holders of Loar Holdings, LLC units received 377,450.980392157 shares of common stock of Loar Holdings Inc. for each unit of Loar Holdings, LLC. The purpose of the corporate conversion was to reorganize our structure so that the entity that offered our common stock to the public in our IPO was a corporation rather than a limited liability company, so that existing investors and new investors in the offering would own our common stock rather than equity interests in a limited liability company.

Initial Public Offering

On April 29, 2024, we completed our IPO in which we issued and sold 12.6 million shares of our common stock at an IPO price of $28.00 per share. The Company received net proceeds from the IPO of approximately $325.4 million after deducting underwriting discounts, commissions and other offering costs of $28.8 million.

Follow-on Offering

On December 12, 2024, we completed the Follow-On Offering in which we issued 3,852,500 shares of our common stock at a price of $85.00 per share. The Company received net proceeds from the offering of approximately $311.5 million after deducting underwriting discounts, commissions and other offering costs of $16.0 million.

AAI Acquisition

On August 26, 2024, we acquired 100% of the membership interests of Applied Avionics, LLC, a Delaware LLC (AAI), which was formerly known as Applied Avionics, Inc., from AAI Holdings, Inc., a Delaware corporation (AAI Parent), for approximately $383.5 million in cash. AAI Parent is owned by certain individual shareholders thereof, including certain members of AAI’s management team. Incorporated in 1968, AAI designs, develops and manufactures highly engineered avionics interface solutions. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for further information.

Recent Developments

On March 7, 2025, following completion of the works council consultation process required under French Law, we entered into a purchase agreement to acquire 100% of the shares of LMB for €365 million plus the assumption of net debt, payable in cash at closing (estimated to be €44.3 million). LMB is a global specialty player in the design and production of customized high-performance fans and motors. The transaction is expected to close in the third quarter of 2025 shortly after receiving requisite regulatory approvals and is subject to customary closing conditions.

The acquisition will be financed through additional borrowings under our existing Credit Agreement and cash on hand. In connection with the acquisition, we entered into an incremental term facility commitment letter with Blackstone Credit (the “Commitment Letter”), pursuant to which Blackstone Credit has committed, subject to the satisfaction of customary conditions, to provide us with an incremental term loan facility in an amount equal to the U.S. dollar equivalent of €400.0 million (the “Incremental Loan Facility”). The loans under the Incremental Loan Facility will mature on the same date, will amortize, and will bear the same interest rate as the existing term loans outstanding under the Credit Agreement

Results of Operations

The following table sets forth, for the years ended December 31, 2024 and 2023, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (in thousands unless otherwise indicated):

	Years Ended December 31,
	2024		2023
	Dollars	% of Net Sales	Dollars	% of Net Sales
Net sales	$402,819	100.0%	$317,477	100.0%
Cost of sales	203,994	50.6%	163,213	51.4%
Gross profit	198,825	49.4%	154,264	48.6%
Selling, general and administrative expenses	112,255	27.9%	82,141	25.9%
Transaction expenses	3,390	0.9%	3,394	1.1%
Other income	4,452	1.1%	762	0.2%
Operating income	87,632	21.7%	69,491	21.9%
Interest expense, net	52,112	12.9%	67,054	21.1%
Refinancing costs	6,459	1.6%	—	—%
Income before income taxes	29,061	7.2%	2,437	0.8%
Income tax provision	(6,830)	(1.7)%	(7,052)	(2.2)%
Net income (loss)	22,231	5.5%	(4,615)	(1.4)%
Cumulative translation adjustments, net of tax	(96)	—%	410	0.1%
Comprehensive income (loss)	$22,135	5.5%	$(4,205)	(1.3)%
Other Data:
EBITDA (1)	$130,702		$107,515
Adjusted EBITDA (1)	146,336		112,743
Net income (loss) margin		5.5%		(1.4)%
Adjusted EBITDA Margin (1)		36.3%		35.5%
(1)
Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable GAAP financial measure.

Year ended December 31, 2024 compared with year ended December 31, 2023

Net Sales

Net sales for the year ended December 31, 2024 increased $85.3 million, or 26.9%, to $402.8 million as compared to $317.5 million for the year ended December 31, 2023.

Net organic sales represent net sales from our existing businesses for comparable periods and exclude net sales from acquisitions. We include net sales from new acquisitions in net organic sales from the 13th-month after the acquisition on a comparative basis with the prior period. Net acquisition sales for the year ended December 31, 2024 represent net sales from businesses acquired either during the year ended 2024 or net sales from acquisitions that were completed in 2023 for which there are no comparable net sales during the prior year. We believe this measure provides an understanding of underlying sales trends as it provides net sales comparisons on a consistent basis. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for further information on the Company’s acquisition activities.

Organic Sales

Net organic sales for the year ended December 31, 2024 increased $47.4 million, or 15.0%, to $364.9 million as compared to $317.5 million for the year ended December 31, 2023. This increase in net organic sales is primarily related to increases in OEM commercial sales ($19.1 million, an increase of 18.8%), aftermarket commercial sales ($15.8 million, an increase of 13.4%), and aftermarket defense sales ($15.5 million, an increase of 53.8%), partially offset by a reduction in non-aviation sales of ($7.9 million or 20.6%). The increase in OEM commercial sales is driven by the increased production rates and deliveries for both narrow-body and wide-body aircraft. The increase in aftermarket commercial sales is primarily attributable to the ongoing recovery of commercial air travel demand and prolonged supply chain issues suppressing further increases in OEM build rates. The increase in aftermarket defense sales is primarily attributable to strong demand for lighted indicators and military restraint devices. The reduction in non-aviation sales is primarily attributable to reduced demand for auto brakes and restraints.

Net acquisition sales of $37.9 million for the year ended December 31, 2024 is made up of, DAC, CAV and AAI which were acquired on July 3, 2023, September 1, 2023, and August 26, 2024, respectively. This represents 11.9% of the increase in total net sales for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Gross Profit and Cost of Sales

Cost of sales for the year ended December 31, 2024 increased $40.8 million or, 25.0%, to $204.0 million compared to $163.2 million for the year ended December 31, 2023. Cost of sales and the related percentage of net sales for the years ended December 31, 2024 and 2023 were as follows (in thousands except for percentages);

	Years Ended December 31,
	2024	2023	Change	% Change
Cost of sales - excluding costs below	$196,450	$159,402	$37,048	23.2%
% of net sales	48.8%	50.2%
Amortization of intangible and other long-term assets	3,532	3,208	324	10.1%
% of net sales	0.9%	1.0%
Acquisition and facility integration costs	2,910	—	2,910	—
% of net sales	0.7%	0.0%
Recognition of inventory step-up	1,102	603	499	82.8%
% of net sales	0.2%	0.2%
Total cost of sales	$203,994	$163,213	$40,781	25.0%
% of net sales	50.6%	51.4%
Gross profit (Net sales less Total cost of sales)	$198,825	$154,264	$44,561	28.9%
Gross profit percentage (Gross profit / Net sales)	49.4%	48.6%

Cost of sales for the year ended December 31, 2024 decreased as a percentage of net sales principally due to the effect of our fixed overhead costs supporting higher production and sales levels, partially offset by higher acquisition and facility integration costs.

Gross profit as a percentage of net sales increased 0.8% to 49.4% for the year ended December 31, 2024 from 48.6% for the year ended December 31, 2023 because of favorable pricing strategy, despite having a higher mix of defense sales than in 2023, which typically have lower gross profit margin than commercial sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $30.1 million to $112.3 million, or 27.9% as a percentage of net sales, for the year ended December 31, 2024 from $82.1 million, or 25.9% as a percentage of net sales, for the year ended December 31, 2023. Selling, general and administrative expenses and the related percentage of net sales for the years ended December 31, 2024 and 2023 were as follows (amounts in thousands except for percentages):

	Years Ended December 31,
	2024	2023	Change	% Change
Selling, general and administrative expenses - excluding costs below	$62,498	$48,991	$13,507	27.6%
% of net sales	15.5%	15.4%
Amortization of intangible and other long-term assets	28,295	24,878	3,417	13.7%
% of net sales	7.0%	7.9%
Stock based compensation expense	11,103	372	10,731	2884.7%
% of net sales	2.8%	0.1%
Acquisition and facility integration costs	1,581	1,621	(40)	(2.5)%
% of net sales	0.4%	0.5%
Research and development expenses	8,778	6,279	2,499	39.8%
% of net sales	2.2%	2.0%
Total selling, general and administrative expenses	$112,255	$82,141	$30,114	36.7%
% of net sales	27.9%	25.9%

Selling, general and administrative expenses increased by 36.7% for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily driven by stock-based compensation expense, a full year of selling, general and administrative expenses of DAC and CAV which were acquired in 2023, the impact of the AAI acquisition in September 2024, research and development costs, and infrastructure costs related to being a public company, partially offset by the leveraging of fixed costs.

Transaction Expenses

Transaction expenses were $3.4 million in each of the years ended December 31, 2024 and 2023. Transaction costs can fluctuate from year to year depending on the size and number of acquisitions in each year.

Other Income

Other income for the year ended December 31, 2024 was $4.5 million, and relates to a $2.9 million reduction in the estimated contingent purchase price for the CAV acquisition and $1.7 million of proceeds received from the settlement of buyer-side representations and warranties insurance covering the acquisition of DAC. Other income for the year ended December 31, 2023 of $0.8 million was principally related to a grant from the U.S. Department of Transportation under the AMJP.

Operating Income

Operating income for the year ended December 31, 2024, was $87.6 million, or 21.8% as a percentage of net sales, compared to $69.5 million, or 21.9% as a percentage of net sales for the year ended December 31, 2023. The increase in operating income is due to the factors discussed above.

Interest Expense

Interest expense for the year ended December 31, 2024 decreased $15.0 million, or 22.3%, to $52.1 million compared to $67.1 million for the year ended December 31, 2023. This decrease was attributable to the repayment of $284.6 million aggregate principal amount of the Company's debt in May 2024 with a portion of the proceeds from our IPO and lower interest rates, partially offset by interest on the August 26, 2024 borrowing of the $360.0 million incremental term loan for the acquisition of AAI, of which $330.0 million of the outstanding term loans were repaid on December 15, 2024 with the proceeds from our Follow-on Offering and our cash from operations. Interest rates under our Credit Agreement are subject to variability based on market conditions.

Income Tax Provision

The income tax provision was $6.8 million for the year ended December 31, 2024 compared $7.1 million for the year ended December 31, 2023. The decrease was primarily due to the establishment of a valuation allowance on the Company’s deferred tax asset for its disallowed interest carryforward during the year ended December 31, 2023, partially offset by the effect of an increase in pretax income of $26.6 million to $29.0 million for the year ended December 31, 2024 from $2.4 million for the year ended December 31, 2023.

Net Income (Loss)

Net income for the year ended December 31, 2024 was $22.2 million, or 5.5% as a percentage of net sales, compared to the net loss for the year ended December 31, 2023 of $4.6 million, or 1.4% as a percentage of net sales. The increase in net income is primarily due the factors discussed above.

Outlook

As we look to 2025, we anticipate net sales growth to be driven by organic growth, in particular the conversion of high levels of backlog of our existing products, and the impact from strategic acquisitions. Backlog primarily consists of firm orders for products that have not yet shipped. Continued inflationary pressures, tariffs, and supply chain disruptions may lead to higher material and labor costs but we do not expect them to materially affect our outlook or business goals. During 2025, we plan to continue our commitment to develop new products and services, further market penetration, and pursue an aggressive acquisition strategy while seeking to maintain our financial strength and flexibility.

Seasonality

We do not believe our net sales are subject to significant seasonal variations.

Liquidity and Capital Resources

The following table summarizes our capitalization as of December 31, 2024 and 2023 (in thousands unless otherwise indicated):

	As of December 31,
	2024	2023
Cash and cash equivalents	$54,066	$21,489
Debt:
Credit Agreement debt (including current portion)	281,366	539,247
Less: unamortized debt issuance costs	(4,073)	(3,769)
Finance lease liabilities (including current portion)	3,402	3,591
Total debt	280,695	539,069
Stockholders' equity	1,088,505	—
Member’s equity	—	418,141
Total capitalization (debt plus equity)	1,369,200	957,210
Total debt to total capitalization	21%	56%

Our principal historical liquidity requirements have been for acquisitions, capital expenditures, servicing indebtedness and working capital needs. We fund our investing activities primarily from cash provided by our operating and financing activities. As of December 31, 2024, we had availability of $100 million of a Delayed Draw Term Loans Commitment and a $50 million Revolving Line of Credit. Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our Credit Agreement will be sufficient to fund our cash requirements for at least the next twelve months. As we continue to expand our business, including by any acquisitions we may make, we may in the future require additional working capital for increased costs.

Operating Activities

Net cash provided by operating activities was $55.0 million in the year ended December 31, 2024 compared to $12.8 million in the year ended December 31, 2023. The $42.2 million increase was primarily driven by an increase in net income of $26.8 million as well as the impact of increases in non-cash expenses, primarily stock-based compensation and amortization of intangible and other long-term assets, partially offset by higher income tax payments during the year ended December 31, 2024.

Investing Activities

Net cash used in investing activities totaled $392.1 million in the year ended December 31, 2024 and was principally attributable to the acquisition of AAI for $383.3 million, as well as capital expenditures of $8.9 million.

Net cash used in investing activities totaled $72.6 million in the year ended December 31, 2023 and was principally attributable to the acquisitions of DAC for $31.4 million and CAV for $29.0 million, as well as capital expenditures of $12.1 million.

Further details regarding our acquisition activities may be found in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.

Financing Activities

Net cash provided by financing activities in the year ended December 31, 2024 of $370.0 million was principally related to the net proceeds received from our IPO and Follow-on Offering of $637.0 million and proceeds from the August 26, 2024 borrowing of $360.0 million incremental term loan for the acquisition of AAI, partially offset by payments on our Credit Agreement of $617.9 million.

Net cash provided by financing activities in the year ended December 31, 2023 totaled $45.7 million. We borrowed $53.0 million under our Credit Agreement for the acquisitions of DAC and CAV and made payments of $6.1 million on our Credit Agreement and $1.1 million for debt issuance costs.

Credit Agreement

Our long-term debt consists of borrowings under our Credit Agreement.

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

On August 30, 2023, the Company borrowed $33.0 million of available Delayed Draw Term Loans to finance the acquisition of CAV.

On March 26, 2024, the Credit Agreement was amended to extend the termination date of the Delayed Draw Term Loans Commitment by approximately nine months, extending it from April 1, 2024 to December 31, 2024.

On April 10, 2024, the Credit Agreement was amended to permit certain non-pro rata open market purchases of term loans pursuant to open market purchases. On that date, we also entered into that certain Master Open Market Purchase Agreement, by and lender and the Company. (the “Master Open Market Purchase Agreement”) to repurchase term loans on a non-pro rata basis subject to certain conditions as set forth therein.

On May 3, 2024, the Company used a portion of the net proceeds from its IPO to repay $284.6 million aggregate principal amount of term loans under its Credit Agreement plus accrued interest of $0.3 million. The Company wrote-off $0.8 million in unamortized debt issuance costs and expensed $0.8 million in refinancing costs associated with the amendment of the Credit Agreement.

On May 10, 2024, the Credit Agreement was amended to extend the maturity date to May 10, 2030 from April 2, 2026 and reduce the applicable margin by between 2.0 and 2.5 percentage points based on the Company’s leverage ratio. At the Company’s election, interest on loans will accrue at the SOFR rate plus the applicable margin of 4.75% or at the base rate plus the applicable margin of 3.75% as long as the Company maintains a leverage ratio of less than 5.5 to 1. The Company also increased the existing availability under its Delayed Draw Term Loans commitment to $100 million, which terminates if not drawn upon by May 10, 2026. In addition, the existing Revolving Line of Credit under the Credit Agreement was replaced with a new Revolving Line of Credit commitment of $50 million. The unused portion of the Revolving Line of Credit carries a commitment fee of 0.375%. Loans outstanding under the Revolving Line of Credit, if any, mature on May 10, 2029. The Company capitalized approximately $0.9 million in debt issuance costs associated with the amendment.

On August 26, 2024, the Credit Agreement was amended to make available to the Company an incremental term loan in an aggregate principal amount equal to $360.0 million for purposes of (i) paying a portion of the consideration payable for the purchase all the issued and outstanding equity interests of AAI, (ii) paying fees and expenses incurred in connection with the foregoing, and (iii) otherwise to fund working capital and general corporate purposes.

On December 17, 2024, the Company used the net proceeds from its Follow-on Offering and cash from operations to repay $330.0 million aggregate principal amount of term loans under its Credit Agreement plus accrued interest of $1.5 million. The Company wrote-off $4.8 million in unamortized debt issuance costs as a result.

Borrowings under the term loans, the Delayed Draw Term Loans and the Revolving Line of Credit may be designated as a SOFR loan or base rate loan at the option of the borrower. The interest rate on the SOFR rate loans accrued interest at the SOFR rate plus a margin of 4.75%. The interest rate on the base rate loans accrue interest at the base rate plus a margin of 3.75%. Interest is paid every one, two, three or six months at the option of the Company. The unused portion of the Revolving Line of Credit carries a commitment fee of 0.375%. The weighted average interest rate for all outstanding loans under the Credit Agreement was 9.1% at December 31, 2024, and the annual effective interest rate under the Credit Agreement was 11.1% at December 31, 2024.

The Credit Agreement requires the maintenance of a quarterly leverage ratio. There are also certain non-financial covenants in place limiting us from, among other things, incurring other indebtedness, creating any liens on our properties, entering into merger or consolidation transactions, disposing of all or substantially all of our assets and payment of certain dividends and distributions. We were in compliance with all financial and nonfinancial covenants of the Credit Agreement as of December 31, 2024.

The Credit Agreement requires mandatory prepayments of the principal amount if there is excess cash flow, as defined, during a calendar year.

The Credit Agreement permits voluntary principal prepayments, in whole or in part, in whole or in part, with no premium for any prepayments made. Any voluntary loan prepayments are applied to reduce future scheduled installments of principal in the order specified by the Company, or if the Company does not specify, the prepayment is applied to reduce the scheduled installments of principal in direct order of maturity. Voluntary prepayments totaling $614.6 million were made under the Credit Agreement during the year ended December 31, 2024. These voluntary prepayments exceeded the total amount of quarterly mandatory principal payments for the remainder of the Term Loan. Accordingly, the next term loan principal payment is due on May 10, 2030. There were no voluntary prepayments during the year ended December 31, 2023.

At December 31, 2024, there was $281.4 million outstanding under the Credit Agreement, and there remained available $100.0 million in Delayed Draw Term Loans Commitment and a $50.0 million Revolving Line of Credit.

In connection with the pending LMB acquisition expected to close in the third quarter of 2025, we entered into the Commitment Letter. See above under “—Recent Developments.”

Other Obligations and Commitments

See Note 8, Long-Term Debt, of the Notes to Consolidated Financial Statements for information regarding our long-term debt obligations.

Leases

We lease certain facilities and equipment under financing and operating leases that expire at various dates through the year 2044. Future aggregate rental payments under non-cancelable financing and operating leases as of December 31, 2024 were as follows: $1.7 million in 2025, $1.6 million in 2026, $1.5 million in 2027, $1.4 million in 2028, $1.3 million in 2029 and $7.3 million thereafter. See Note 14, Leases, of the Notes to Consolidated Financial Statements for information pertaining to future minimum lease payments relating to our operating and finance lease obligations.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with U.S. GAAP and include the accounts of the Company and its subsidiaries. Often, management’s judgment is needed in the selection and application of certain accounting policies and methods. However, investors are cautioned that the sensitivity of financial statements to these methods, assumptions and estimates could create materially different results under different conditions or using different assumptions.

We believe that the following are our most critical accounting policies that require management to make judgments about matters that are inherently uncertain. For additional significant accounting policies, see Note 3, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost of inventories is determined primarily using the weighted-average cost method of inventory accounting. Write-downs for slow-moving and obsolete inventories are provided based on current assessments about future product demand, production requirements for the next 12 months and usage for the last 12 months. Where we estimate that the net realizable value is below cost or have determined that future demand is lower than current inventory levels based on historical experience, current and projected market demand, current and projected volume trends and other relevant current and projected factors associated with the current economic conditions, a reduction in inventory cost to estimated net realizable value is recorded as a charge included in cost of sales. Management believes that our estimates of excess and obsolete inventory are reasonable and material changes in future estimates or assumptions used to calculate our estimates are unlikely. However, actual results may differ materially from the estimates and additional provisions may be required in the future.

Acquisitions and Investments, and Goodwill and Other Indefinite-Lived Intangible Assets

We allocate the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, with any excess recorded as goodwill. The valuations of the acquired assets and liabilities will impact the determination of future operating results. Determining the fair value of assets we acquire and liabilities we assume requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. We determine the fair values of intangible assets acquired generally in consultation with third-party valuation advisors. Fair value adjustments to the assets and liabilities are recognized and the results of operations of the acquired business are included in our consolidated financial statements from the effective date of the acquisition.

Intangible assets other than goodwill are recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of the Company’s intent to do so. Goodwill and identifiable intangible assets are recorded at their estimated fair value on the date of acquisition and are reviewed at least annually for impairment based on cash flow projections and fair value estimates.

We do not amortize goodwill and other intangible assets that are deemed to have indefinite lives. These assets are reviewed for impairment at least annually, on the first day of the fourth quarter, using either a qualitative or quantitative analysis. Additionally, goodwill is evaluated for impairment whenever an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

When evaluating whether goodwill is impaired, we perform a qualitative assessment to determine if it is more likely than not that its fair value is less than its carrying amount. If the qualitative assessment determines that it is more likely than not that its fair value is less than its carrying amount, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, and we must measure the impairment loss. The impairment loss, if any, is recognized for any excess of the carrying amount of the reporting unit, including goodwill, over its fair value. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, no further impairment analysis is needed. For purposes of testing goodwill for impairment, we operate as a single reporting unit. The determination of fair value requires management to make a number of estimates, assumptions and judgments of underlying factors such as projected revenues and related earnings. Based upon the annual goodwill impairment test, we determined that there was no impairment of our goodwill as of December 31, 2024 and 2023.

We test other intangible assets (primarily customer relationships) for impairment if events or circumstances indicate that the assets might be impaired. The test consists of determining whether the carrying value of the assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we record an impairment loss based on the excess of the carrying amount over the fair value of the assets. The determination of fair value requires management to make a number of estimates, assumptions and judgments of underlying factors such as projected revenues and related earnings. We did not recognize any impairment losses in the years ended December 31, 2024 and 2023.

Recent Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies—Recent Accounting Pronouncements, of the Notes to Consolidated Financial Statements for additional information.

Non-GAAP Financial Measures

We present below certain financial information based on our EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin. References to “EBITDA” mean earnings before interest, taxes, depreciation and amortization, references to “Adjusted EBITDA” mean EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliations of net loss to EBITDA and Adjusted EBITDA, and references to “Adjusted EBITDA Margin” refer to Adjusted EBITDA divided by net sales. EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin are not measurements of financial performance under U.S. GAAP. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we believe they are useful indicators for evaluating operating performance. In addition, our management uses Adjusted EBITDA to review and assess the performance of the management team in connection with employee incentive programs and to prepare its annual budget and financial projections. Moreover, our management uses Adjusted EBITDA of target companies to evaluate acquisitions.

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

Because of these limitations, EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin should not be considered as measures of cash available to us to invest in the growth of our business. Management compensates for these limitations by not viewing EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in isolation and specifically by using other U.S. GAAP measures, such as net sales and operating profit, to measure our operating performance. EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin are not measurements of financial performance under U.S. GAAP, and they should not be considered as alternatives to net loss or cash flow from operations determined in accordance with U.S. GAAP. Our calculations of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to the calculations of similarly titled measures reported by other companies.

The following table sets forth a reconciliation of net loss to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the years ended December 31, 2024 and 2023 (in thousands unless otherwise indicated):

	Year Ended December 31,
	2024	2023
Net income (loss)	$22,231	$(4,615)
Adjustments:
Interest expense, net	52,112	67,054
Refinancing costs	6,459	—
Income tax provision	6,830	7,052
Operating income	87,632	69,491
Depreciation	11,244	9,938
Amortization	31,826	28,086
EBITDA	130,702	107,515
Adjustments:
Recognition of inventory step-up (1)	1,102	603
Other income (2)	(4,452)	(762)
Transaction expenses (3)	3,390	3,394
Stock-based compensation (4)	11,103	372
Acquisition and facility integration costs (5)	4,491	1,621
Adjusted EBITDA	$146,336	$112,743
Net sales	$402,819	$317,477
Net income (loss) margin	5.5%	(1.4)%
Adjusted EBITDA Margin	36.3%	35.5%

(1)
Represents accounting adjustments to inventory associated with acquisitions of businesses that were charged to cost of sales when inventory was sold.
(2)
Represents a $2.9 million reduction in the estimated contingent purchase price for the CAV acquisition and $1.7 million of proceeds from the settlement of buyer-side representations and warranties insurance covering the acquisition of DAC during the year ended December 31, 2024 and in 2023 represents a grant from the U.S. Department of Transportation under the Aviation Manufacturing Jobs Protection Program.
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

Internal Controls and Procedures

We are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are now required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we are required to disclose material changes made to our internal controls and procedures on a quarterly basis, we are not required to make our first assessment of the effectiveness of our internal control over financial reporting under Section 404 until our second annual report on Form 10-K after we become a public company.

Further, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act. See "Risks Related to Ownership of Our Common Stock."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Agreement, which has a floating interest rate component. We estimate that a 1.0% increase in the applicable average interest rates for the year ended December 31, 2024 would have resulted in an estimated $2.8 million increase in interest expense. See “—Liquidity and Capital Resources—Credit Agreement” above.

We had cash of $54.1 million as of December 31, 2024 which is held for working capital and general corporate purposes. We do not have cash equivalents, restricted cash or marketable securities and we do not enter into investments for trading or speculative purposes. Our cash holdings in interest bearing accounts are exposed to market risk due to fluctuations in interest rates, which may affect our interest income.

We will continue to monitor market risk due to fluctuations in interest rates and potential impacts to the fair value of our holdings and operating cash flows.

Inflation Risk

We have generally experienced increases in our costs of labor, materials and services consistent with overall rates of inflation, but we do not believe that inflation has had a material effect on our business, results of operations, or financial condition. We expect the impact of such increases will be mitigated by efforts to lower costs through manufacturing efficiencies, looking for alternative sourcing and reevaluating pricing, as we did in the year ended December 31, 2024. However, continued cost inflation and supply chain disruptions during 2025 may require similar efforts to mitigate the impact of continued cost inflation, tariffs, and supply chain disruptions on our results of operations. Our inability or failure to offset cost increases could adversely affect our business, results of operations, or financial condition.

Foreign Currency Risk

Our reporting currency is the U.S. dollar. The functional currency of our wholly-owned foreign subsidiaries is a combination of local currency and the U.S. dollar.

Our sales and operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, and Germany. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A 10% increase or decrease in the relative value of the U.S. dollar for the year ended December 31, 2024 would not have resulted in a material impact on our operating results.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K beginning on page F-1. An index of those financial statements is found in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024, which was the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, no director or officer of the Company adopted, amended or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
Financial Statements.

For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(2)
Financial Statement Schedules.

All financial schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

(3)
Exhibits.

Exhibit Number	Description	Form	Exhibit	Filing Date	SEC File #
3.1	Certificate of Incorporation of Loar Holdings Inc.	S-1/A	3.1	April 17, 2024	333-278475
3.2	Bylaws of Loar Holdings Inc.	S-1/A	3.2	April 17, 2024	333-278475
10.1	Twelfth Amendment to Credit Agreement, dated as of June 30, 2023, by and among Loar Group Inc., Loar Holdings, LLC, the other guarantors party thereto from time to time, the lenders party thereto from time to time and First Eagle Alternative Credit, LLC, as administrative agent for the lenders and as collateral agent for the secured parties.	S-1	10.1	April 2, 2024	333-278475
10.2	Thirteenth Amendment to Credit Agreement, dated as of March 26, 2024, by and among Loar Group Inc., Loar Holdings, LLC, the other guarantors party thereto from time to time, the lenders party thereto from time to time, the lenders party thereto from time to time and First Eagle Alternative Credit, LLC, as administrative agent for the lenders and as collateral agent for the secured parties.	S-1	10.2	April 2, 2024	333-278475
10.3	Fourteenth Amendment to Credit Agreement, dated as of April 10, 2024, by and among Loar Group Inc., the lenders party thereto from time to time and First Eagle Alternative Credit, LLC, as administrative agent for the lenders and as collateral agent for the secured parties.	S-1/A	10.3	April 17, 2024	333-278475
10.4	Fifteenth Amendment to Credit Agreement and First Amendment to Security Agreement, dated as of May 10, 2024, by and among Loar Group Inc., Loar Holdings Inc., the other guarantors party thereto from time to time, the lenders party thereto from time to time, First Eagle Alternative Credit, LLC, as administrative agent for the lenders and as collateral agent for the secured parties, and Citibank, N.A., as the revolving administrative agent.	8-K	10.1	May 15, 2024	001-42030
10.5	Sixteenth Amendment to Credit Agreement, dated as of August 26, 2024, by and among Loar Group Inc., Loar Holdings Inc., the other guarantors party thereto from time to time, the lenders party thereto from time to time, First Eagle Alternative Credit, LLC, as administrative agent for the lenders and as collateral agent for the secured parties, and Citibank, N.A., as the revolving administrative agent.	8-K	10.1	August 26, 2024	001-42030
10.6	Master Open Market Purchase Agreement, dated as of April 10, 2024, by and between Loar Group Inc., as purchaser, and each term lender party thereto.	S-1/A	10.4	April 17, 2024	333-278475
10.7	Purchase Agreement, dated as of July 18, 2024, by and among AAI Holdings, Inc., Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative of AAI Holdings, Inc., Applied Avionics, Inc. and Loar Group Inc.	8-K	10.1	July 22, 2024	001-42030
10.8	Registration Rights Agreement, dated as of April 29, 2024, by and among Loar Holdings Inc. and each of the investors listed on the signature pages thereto.	8-K	10.1	May 3, 2024	001-42030
10.9	Form of Voting Agreement.	S-1/A	10.4	April 2, 2024

10.10†	Employment Agreement between Loar Holdings Inc. and Dirkson Charles, dated as of April 29, 2024.	8-K	10.2	May 3, 2024	001-42030
10.11†	Employment Agreement between Loar Holdings Inc. and Brett Milgrim, dated as of April 29, 2024.	8-K	10.3	May 3, 2024	001-42030
10.12†	Employment Agreement between Loar Holdings Inc. and Glenn D’Alessandro, dated as of April 29, 2024.	8-K	10.4	May 3, 2024	001-42030
10.13†	Employment Agreement between Loar Holdings Inc. and Michael Manella, dated as of April 29, 2024.	8-K	10.5	May 3, 2024	001-42030
10.14†	Loar Holdings Inc. 2024 Equity Incentive Plan.	S-1/A	10.11	April 17, 2024	333-278475
10.15†	Form of Option Award Agreement.	S-1/A	10.12	April 17, 2024	333-278475
10.16	Form of Director and Officer Indemnification Agreement.	S-1/A	10.13	April 17, 2024	333-278475
10.17†	Form of Inducement Option Award Agreement.	S-8	99.2	December 20, 2024	333-283999
10.18	Put Option, dated February 20, 2025, by Loar Group Inc. with Ace Aèro Partenaires, Ace LMB Fund, Tikehau Investment Management, Thomas Bernard, Amundi Private equity Funds, and certain other persons.	8-K/A	10.1	February 25, 2025	001-42030
10.19	Form of Warranty Agreement.	8-K/A	10.2	February 25, 2025	001-42030
10.20	Form of Securities Purchase Agreement.	8-K/A	10.3	February 25, 2025	001-42030
10.21	Incremental Term Facility Commitment Letter, dated February 20, 2025, by Loar Group Inc. with Blackstone Alternative Credit Advisors LP (on behalf of the funds, accounts and clients managed, advised or sub-advised by it or its affiliates).	8-K/A	10.4	February 25, 2025	001-42030
19.1*	Insider Trading Policy.
21.1*	Subsidiaries of Loar Holdings Inc.
23.1*	Consent of Ernst & Young LLP.
97.1*	Clawback Policy.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101. CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

†	Compensatory arrangements for director(s) and/or executive officer(s).

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LOAR HOLDINGS INC.

By:	/s/ Dirkson Charles
Name:	Dirkson Charles
Title:	President, Chief Executive Officer and Executive Co-Chairman and Director

* * * *

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities on the dates indicated.

Signatures	Title	Date

/s/ Dirkson Charles	President, Chief Executive Officer, Executive	March 31, 2025
Dirkson Charles	Co-Chairman and Director (principal executive officer)

/s/ Glenn D’Alessandro	Treasurer and Chief Financial Officer	March 31, 2025
Glenn D’Alessandro	(principal financial and accounting officer)

/s/ David Abrams	Director	March 31, 2025
David Abrams

/s/ Raja Bobbili	Director	March 31, 2025
Raja Bobbili

/s/ Alison Bomberg	Director	March 31, 2025
Alison Bomberg

/s/ Anthony M. Carpenito	Director	March 31, 2025
Anthony M. Carpenito

/s/ M. Chad Crow	Director	March 31, 2025
M. Chad Crow

/s/ Taiwo Danmola	Director	March 31, 2025
Taiwo Danmola

/s/ Paul S. Levy	Director	March 31, 2025
Paul S. Levy

/s/ Margaret McGetrick	Director	March 31, 2025
Margaret McGetrick

/s/ Brett Milgrim	Executive Co-Chairman and Director	March 31, 2025
Brett Milgrim

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Loar Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Loar Holdings Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Stamford, Connecticut

March 31, 2025

Loar Holdings Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$54,066	$21,489
Accounts receivable, net	63,834	59,002
Inventories	92,639	77,962
Other current assets	9,499	11,830
Income taxes receivable	632	393
Total current assets	220,670	170,676
Property, plant and equipment, net	76,605	72,174
Finance lease assets	2,171	2,448
Operating lease assets	5,584	6,297
Other long-term assets	17,389	11,420
Intangible assets, net	434,662	316,542
Goodwill	693,537	470,888
Total assets	$1,450,618	$1,050,445

Liabilities and equity
Current liabilities:
Accounts payable	$12,086	$12,876
Current portion of long-term debt, net	—	6,896
Current portion of finance lease liabilities	232	190
Current portion of operating lease liabilities	603	609
Income taxes payable	1,984	6,133
Accrued expenses and other current liabilities	26,901	24,776
Total current liabilities	41,806	51,480
Deferred income taxes	32,892	36,785
Long-term debt, net	277,293	528,582
Finance lease liabilities	3,170	3,401
Operating lease liabilities	5,136	5,802
Environmental liabilities	—	1,145
Other long-term liabilities	1,816	5,109
Total liabilities	362,113	632,304

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 485,000,000 shares authorized; 93,556,071 issued and outstanding at December 31, 2024	936	—
Additional paid-in capital	1,108,225	—
Accumulated deficit	(20,560)	—
Accumulated other comprehensive loss	(96)	—
Member’s equity	—	418,141
Total equity	1,088,505	418,141
Total liabilities and equity	$1,450,618	$1,050,445

The accompanying notes are an integral part of these consolidated financial statements.

Loar Holdings Inc.

Consolidated Statements of Operations

(in thousands, except per common share and per common unit amounts)

	Years Ended December 31,
	2024	2023
Net sales	$402,819	$317,477
Cost of sales	203,994	163,213
Gross profit	198,825	154,264
Selling, general and administrative expenses	112,255	82,141
Transaction expenses	3,390	3,394
Other income	4,452	762
Operating income	87,632	69,491
Interest expense, net	52,112	67,054
Refinancing costs	6,459	—
Income before income taxes	29,061	2,437
Income tax provision	(6,830)	(7,052)
Net income (loss)	$22,231	$(4,615)
Net income per common share:
Basic	$0.25	n/a
Diluted	$0.24	n/a
Weighted average common shares outstanding:
Basic	89,366	n/a
Diluted	91,684	n/a

Net loss per common unit – basic and diluted	n/a	$(22,620.18)
Weighted average common units outstanding – basic and diluted	n/a	204

The accompanying notes are an integral part of these consolidated financial statements.

Loar Holdings Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Years Ended December 31,
	2024	2023
Net income (loss)	$22,231	$(4,615)
Cumulative translation adjustments, net of tax	(96)	410
Comprehensive income (loss)	$22,135	$(4,205)

The accompanying notes are an integral part of these consolidated financial statements.

Loar Holdings Inc.

Consolidated Statements of Equity

(in thousands)

	Loar Holdings, LLC and Subsidiaries (Prior to Corporate Conversion)	Loar Holdings Inc. Stockholders' Equity
		Common Stock
	Member's Equity	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity
Balance, January 1, 2023	$421,974	—	$—	$—	$—	$—	$421,974
Net loss	(4,615)	—	—	—	—	—	(4,615)
Stock-based compensation	372	—	—	—	—	—	372
Cumulative translation adjustments, net of tax	410	—	—	—	—	—	410
Balance, December 31, 2023	418,141	—	—	—	—	—	418,141
Net income prior to Corporate Conversion	2,249	—	—	—	—	—	2,249
Stock-based compensation prior to Corporate Conversion	1,198	—	—	—	—	—	1,198
Cumulative translation adjustments, net of tax prior to Corporate Conversion	168	—	—	—	—	—	168
Reclassification of members equity upon Corporate Conversion	40,531	—	—	—	(40,542)	11	—
Effect of the Corporate Conversion	(462,287)	77,000	770	461,517	—	—	—
Issuance of common stock sold in initial public offering, net of offering costs	—	12,650	126	325,282	—	—	325,408
Issuance of common stock to Directors under the 2024 Equity Incentive Plan	—	54	1	1,349	—	—	1,350
Issuance of common stock sold in Follow-on Offering, net of offering costs	—	3,852	39	311,522	—	—	311,561
Net income	—	—	—	—	19,982	—	19,982
Stock-based compensation	—	—	—	8,555	—	—	8,555
Cumulative translation adjustments, net of tax	—	—	—	—	—	(107)	(107)
Balance, December 31, 2024	$—	93,556	$936	$1,108,225	$(20,560)	$(96)	$1,088,505

The accompanying notes are an integral part of these consolidated financial statements.

Loar Holdings Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2024	2023
Operating activities
Net income (loss)	$22,231	$(4,615)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,244	9,938
Amortization of intangible and other long-term assets	31,826	28,086
Amortization of debt issuance costs	1,344	2,583
Recognition of inventory step-up	1,102	603
Stock-based compensation	11,103	372
Deferred income taxes	(1,552)	(3,757)
Non-cash lease expense	553	871
Refinancing costs	6,459	—
Adjustment to contingent consideration liability	(2,861)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,105)	(13,734)
Inventories	(12,051)	(11,171)
Other assets	(3,367)	(1,848)
Accounts payable	(1,238)	808
Income taxes payable	(4,046)	4,507
Accrued expenses and other current liabilities	(2,083)	1,053
Environmental liabilities	(1,078)	(80)
Operating lease liabilities	(510)	(803)
Net cash provided by operating activities	54,971	12,813

Investing activities
Capital expenditures	(8,871)	(12,134)
Payment for acquisitions, net of cash acquired	(383,260)	(60,423)
Net cash used in investing activities	(392,131)	(72,557)

Financing activities
Net proceeds from issuance of common stock	636,969	—
Proceeds from issuance of long-term debt	360,000	53,000
Payments of long-term debt	(617,881)	(6,070)
Financing costs and other, net	(8,876)	(1,060)
Payments of finance lease liabilities	(190)	(153)
Net cash provided by financing activities	370,022	45,717

Effect of translation adjustments on cash and cash equivalents	(285)	19
Net increase (decrease) in cash, cash equivalents and restricted cash	32,577	(14,008)

Cash, cash equivalents and restricted cash, beginning of period	21,489	35,497
Cash, cash equivalents and restricted cash, end of period	$54,066	$21,489

Supplemental information
Interest paid during the period, net of capitalized amounts	$52,049	$64,214
Income taxes paid during the period, net	$12,567	$5,044

The accompanying notes are an integral part of these consolidated financial statements.

Loar Holdings Inc.

Notes to Consolidated Financial Statements

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

On December 12, 2024, the Company completed a follow-on offering in which it issued 3,852,500 shares of common stock at a price of $85.00 per share (Follow-on Offering). The Company received net proceeds from the offering of approximately $311.6 million after deducting underwriting discounts, commissions and other offering costs of $16.0 million.

Description of Business

Loar specializes in the design, manufacture, and sale of niche aerospace and defense components that are essential for today’s aircraft and aerospace and defense systems. The Company focuses on mission-critical highly engineered solutions with high intellectual property content. Manufactured products include a diverse range of applications supporting nearly every major aircraft platform in use today and include auto throttles, lap-belt airbags, two- and three-point seat belts, water purification systems, fire barriers, polyimide washers and bushings, latches, hold-open and tie rods, temperature and fluid sensors and switches, carbon and metallic brake discs, fluid and pneumatic-based ice protection, RAM air components, sealing solutions and motion and actuation devices, customized edge-lighted panels and knobs and annunciators for incandescent and LED illuminated pushbutton switches, among others. The Company’s activities are conducted through its wholly owned subsidiaries, which operate across eleven manufacturing facilities located in the United States, one manufacturing facility in Germany and one manufacturing facility in the United Kingdom (UK).

Loar’s operations are organized and managed as one segment designed to offer its customers aerospace related parts and supplies. A chief operating decision maker assesses performance and allocates resources based upon an evaluation of consolidated data that includes the results of the Company’s overall operations that have similar economic characteristics. As such, the single operating segment reflects how the Company’s operations are managed, how resources are allocated, and how operating performance is evaluated by senior management.

The Company’s customers are concentrated in the aerospace industry. The Company’s two largest customers accounted for approximately 21% and 24% of sales during the years ended December 31, 2024 and 2023, respectively, and approximately 28% and 36% of accounts receivable at December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company had approximately 1,500 full-time, part-time and temporary employees. Approximately 135 of the full-time and part-time employees are represented by labor unions. One collective bargaining agreement between the Company and a labor union expires on October 31, 2025 and one agreement, covering approximately 55 employees, does not have an expiration.

Geographic Area Information

Net sales are measured based on the geographic destination of sales. Long-lived tangible assets consist of property, plant and equipment, net and finance and operating lease assets. Net sales and tangible long-lived assets of individual countries outside of the United States are not material.

Net sales by geographic area were as follows (in thousands):

	Years Ended December 31,
	2024	2023
United States	$277,394	$213,692
Foreign countries	125,425	103,785
	$402,819	$317,477

Long-lived tangible assets were as follows (in thousands):

	December 31,
	2024	2023
United States	$75,334	$70,821
Foreign countries	9,026	10,098
	$84,360	$80,919

2. Acquisitions

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

Assets acquired:
Current assets	$7,169
Property, plant and equipment	6,996
Intangible assets	152,100
Goodwill	219,753
Deferred income taxes	1,574
Total assets acquired	387,592
Liabilities assumed:
Current liabilities	4,043
Total liabilities assumed	4,043
Net assets acquired	$383,549

Inventory was recorded at its estimated fair value, which represented an amount equivalent to estimated selling price less fulfillment costs and a normative selling profit. The increase in fair value of inventory from the acquisition was approximately $1.1 million, which was recognized in cost of goods sold for the year ended December 31, 2024.

Goodwill is primarily attributable to the assembled workforce and expected synergies with other acquired companies, combined with the industry operating expertise of management. These are among the factors that contributed to a purchase price that resulted in the recognition of goodwill. Goodwill is deductible for tax purposes.

The results of operations of AAI are included in the Company’s consolidated financial statements for the period subsequent to the completion of the acquisition. AAI contributed $14.9 million of net sales and $3.4 million of operating income for the year ended December 31, 2024.

Pro forma financial information (Unaudited)

The pro forma information below gives effect to the AAI acquisition as if it had been completed on January 1, 2023. The table below presents unaudited pro forma consolidated income statement information as if the AAI acquisition had been included in the Company’s consolidated results for the entire period reflected. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2023, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and the acquired business adjusted for certain items. In the pro forma information presented, each of the years ended December 31, 2024 and 2023 includes $9.7 million of amortization of acquired intangible assets resulting from the preliminary purchase price allocation. The $1.1 million of inventory step-up resulting from the preliminary purchase price allocation has been included in the pro forma results for the year ended December 31, 2023 to reflect the pro forma transaction date of January 1, 2023, and the inventory step-up expense of $ 1.1 million recorded for the year ended December 31, 2024 has been excluded. Interest expense has been adjusted as though the debt incurred to finance the AAI acquisition had been outstanding at January 1, 2023. The pro forma interest expense adjustments for the years ended December 31, 2024 and 2023 are $24.6 million, and $36.9 million, respectively. The pro forma information does not include the effects of any synergies, cost reduction initiatives or anticipated integration costs related to the acquisitions.

	Years Ended December 31,
	2024	2023
Net sales	$430,900	$354,456
Income (loss) before income taxes	10,340	(30,235)

DAC Engineered Products, LLC

On July 3, 2023, the Company acquired Desser Aerospace’s Proprietary Solutions businesses from VSE Corporation (NASDAQ:VSEC; VSE) for $31.1 million in cash. The Company received $0.3 million during the year ended December 31, 2024 related to an adjustment to the working capital calculation used to arrive at the final purchase price.

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

The total purchase price was allocated to the underlying assets acquired and liabilities assumed based upon the fair values at the date of acquisition in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. The following table summarizes the purchase price allocation of the fair values of the assets acquired and the liabilities assumed at the transaction date (in thousands):

Assets acquired:
Current assets	$3,768
Property, plant and equipment	763
Intangible assets	10,500
Goodwill	17,240
Deferred income taxes	448
Total assets acquired	32,719
Liabilities assumed:
Current liabilities	1,341
Long-term liabilities	249
Total liabilities assumed	1,590
Net assets acquired	$31,129

Inventory was recorded at its estimated fair value, which represented an amount equivalent to estimated selling price less fulfillment costs and a normative selling profit. The increase in fair value of inventory from the acquisition was approximately $0.2 million, which was recognized in cost of goods sold for the year ended December 31, 2023.

Goodwill is primarily attributable to the assembled workforce and expected synergies with other acquired companies, combined with the industry operating expertise of management. These are among the factors that contributed to a purchase price that resulted in the recognition of goodwill. Goodwill is deductible for tax purposes.

The results of operations of DAC are included in the Company’s consolidated financial statements for the period subsequent to the completion of the acquisition. DAC contributed $7.9 million of net sales and $2.0 million of operating income for the year ended December 31, 2023.

During the year ended December 31, 2024, the Company received proceeds of approximately $1.7 million from the settlement of buyer-side representations and warranties insurance covering the acquisition of DAC. The insurance policy covered the Company for certain balance sheet items that were not correctly reflected in accordance with GAAP. This amount was recorded as other income on the consolidated statements of operations during the year ended December 31, 2024.

Pro forma financial information (Unaudited)

Had the acquisition of DAC occurred as of January 1, 2022, net sales on a pro forma basis for the year ended December 31, 2023 would not have been materially different than the reported amounts. Additionally, income before income taxes on a pro forma basis for the year ended December 31, 2023 would have been $2.1 million. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2022, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and the acquired business adjusted for certain items such as amortization of acquired intangible assets of $0.4 million and interest expense of $1.3 million, for the year ended December 31, 2023. The pro forma information does not include the effects of any synergies, cost reduction initiatives or anticipated integration costs related to the acquisitions.

CAV Systems Group Limited

On September 1, 2023, the Company, through its newly formed UK subsidiary, Change Acquisition Limited, acquired 100% of the stock of CAV Systems Group Limited (CAV), a leading provider of highly engineered ice protection and drag reduction systems for $29.0 million in cash. The Company recorded an additional $3.1 million in purchase consideration that may be paid to the seller if CAV achieves certain financial targets for the years 2023 through 2026. The maximum payout to the seller related to achieving these financial targets is $18.4 million. During the year ended December 31, 2024, management revaluated the estimated contingent consideration liability and recorded a reduction in contingent consideration totaling $2.9 million. This amount was recorded as other income on the consolidated statements of operations. The remaining contingent consideration totaling $0.2 million at December 31, 2024 is recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The total purchase price was allocated to the underlying assets acquired and liabilities assumed based upon the fair values at the date of acquisition in accordance with ASC 805, Business Combinations. The following table summarizes the purchase price allocation of the fair values of the assets acquired and the liabilities assumed at the transaction date (in thousands):

Assets acquired:
Current assets	$7,922
Property, plant and equipment	6,555
Intangible assets	9,884
Goodwill	12,809
Deferred income taxes	100
Total assets acquired	37,270
Liabilities assumed:
Current liabilities	7,245
Long-term liabilities	1,019
Total liabilities assumed	8,264
Net assets acquired	$29,006

Inventory was recorded at its estimated fair value, which represented an amount equivalent to estimated selling price less fulfillment costs and a normative selling profit. The increase in fair value of inventory from the acquisition was approximately $0.4 million, which was recognized in cost of goods sold for the year ended December 31, 2023.

Goodwill is primarily attributable to the assembled workforce and expected synergies with other acquired companies, combined with the industry operating expertise of management. These are among the factors that contributed to a purchase price that resulted in the recognition of goodwill. Goodwill is not deductible for tax purposes.

The results of operations of CAV are included in the Company’s consolidated financial statements for the period subsequent to the completion of the acquisition. CAV contributed $6.5 million of net sales and had a $0.2 million operating loss for the year ended December 31, 2023.

Pro forma financial information (Unaudited)

Had the acquisition of CAV occurred as of January 1, 2022, net sales on a pro forma basis for the year ended December 31, 2023 would not have been materially different than the reported amount. Additionally, income before income taxes on a pro forma basis for the year ended December 31, 2023 would have been $0.4 million. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2022, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and the acquired business adjusted for certain items such as amortization of acquired intangible assets of $0.4 million and interest expense of $2.4 million for the year ended December 31, 2023. The pro forma information does not include the effects of any synergies, cost reduction initiatives or anticipated integration costs related to the acquisitions.

3. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with U.S. Generally Accepted Accounting Principles (GAAP) and include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions between consolidated entities have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Examples include estimates related to the allowance for current expected credit loss, inventory obsolescence, purchase price allocation for intangible assets and goodwill arising from business combinations, useful lives of definite-lived assets, income taxes, stock-based compensation, environmental reserves and litigation.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist only of cash and investments with original maturities of three months or less. As of December 31, 2024 and 2023 there were no cash equivalents or restricted cash.

Accounts Receivable

The Company does not require collateral for its trade accounts receivable. Accounts receivable have been reduced by an allowance based on specific account evaluations, historical write-offs and economic conditions. When a receivable balance is known to be uncollectible, it is written off against the allowance for current expected credit loss. All provisions for allowances for credit losses are included in selling, general and administrative expenses in the consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined primarily using the weighted-average cost method of inventory accounting. Write-downs for slow-moving and obsolete inventories are provided based on current assessments about future product demand, production requirements for the next 12 months and usage for the last 12 months.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Maintenance and repairs are expensed when incurred; renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is included in the results of operations. Depreciation is calculated on the straight-line method over the estimated useful lives of the related assets as follows: buildings from 25 to 40 years, leasehold improvements from one to 20 years, machinery and equipment from two to 12 years and furniture and fixtures from five to 10 years.

Finite-Lived Intangible Assets

Intangible assets consist of customer relationships, tradenames, technology, favorable leases and contract backlog, which are stated at cost and are being amortized on a straight-line method over periods of one to 20 years. The estimated useful lives are evaluated annually.

Evaluation of Long-Lived Assets

Long-lived assets, including finite-lived intangible assets and property, plant and equipment, are assessed for recoverability if any event occurs or circumstances change that indicates possible impairment. In evaluating the value and future economic benefits of long-lived assets, the carrying value of the asset or group of assets is compared to management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset.

There were no impairment charges related to property, plant and equipment and finite-lived intangible assets for the years ended December 31, 2024 and 2023.

Goodwill and Other Indefinite-Lived Intangible Assets

The Company does not amortize goodwill and other intangible assets that are deemed to have indefinite lives. The Company reviews these assets for impairment at least annually, on the first day of the fourth quarter, using either a qualitative or quantitative analysis. Additionally, goodwill is evaluated for impairment whenever an event occurs or circumstances change which would indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An impairment loss, if indicated, is recognized in the amount by which the carrying value of a reporting unit, including goodwill exceeds the reporting unit’s fair value.

When evaluating whether goodwill is impaired, the Company performs a qualitative assessment to determine if it is more likely than not that its fair value is less than its carrying amount. If the qualitative assessment determines that it is more likely than not that its fair value is less than its carrying amount, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must measure the impairment loss. The impairment loss, if any, is recognized in the amount by which the carrying value of the reporting unit, including goodwill exceeds the reporting unit’s fair value. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, no further impairment analysis is needed.

For purposes of testing goodwill for impairment, the Company operates as a single reporting unit. No goodwill impairment charge was recorded for the years ended December 31, 2024 and 2023.

Debt Issuance Costs

Debt issuance costs represent legal and other direct costs related to the Company’s long-term debt. These costs are recorded as a reduction to the carrying value of the loans payable on the consolidated balance sheets. Debt issuance costs are amortized to interest expense using the effective interest method through the final principal maturity date.

Leases

For any new or modified lease, the Company, at the inception of the contract, determines whether a contract is or contains a lease. The Company records right-of-use (ROU) assets and lease liabilities for its finance and operating leases, which are initially recognized based on the discounted future lease payments over the term of the lease. As the rate implicit in the Company’s leases is not easily determinable, the Company’s applicable incremental borrowing rate is used in calculating the present value of the sum of the lease payments. Lease term is defined as the noncancelable period of the lease plus any options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option.

Across all classes of assets, the Company has elected not to recognize ROU asset and lease liabilities for its short-term leases, which are defined as leases with an initial term of 12 months or less. Lease and non-lease components are combined.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or settled. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The Company accounts for uncertainties in income taxes under the provisions of ASC 740, Income Taxes, which defines the thresholds for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authorities.

Stock-Based Compensation

The Company accounts for stock-based compensation under the fair value recognition provisions of ASC 718, Compensation – Stock Compensation. Under the fair value provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period.

Shipping and Handling Costs

Costs associated with inventory storage and handling costs at the Company’s facilities are recorded in cost of sales in the accompanying statements of operations.

Research and Development Costs

Research and development costs are expensed as incurred and are recorded in selling, general and administrative expenses in the accompanying statements of operations.

The expense recognized for research and development costs for the years ended December 31, 2024 and 2023 was $8.8 million and $6.3 million, respectively.

Environmental Costs

Loar accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations are recognized no later than the completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Foreign Currency

Assets and liabilities from a foreign operation are translated from local currency to U.S. dollars at the exchange rate in effect at the balance sheet date. Gains and losses from the translation of a foreign operation are included in equity on the Company’s consolidated balance sheets. Sales and expenses are translated at the average monthly exchange rates prevailing during the period.

Foreign currency transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in the Company’s consolidated statements of operations.

Government Assistance

The Company was awarded a grant from the U.S. Department of Transportation under the Aviation Manufacturing Jobs Protection Program and received approximately $0.5 million during the year ended December 31, 2023. This grant was recorded in other income on the consolidated statements of operations.

During 2023, the Company received approximately $0.2 million, of refundable employee retention tax credits which were available under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), enacted on March 27, 2020. These benefits were recorded primarily in cost of sales on the consolidated statements of operations.

The Company did not receive government assistance during the year ended December 31, 2024

Net Income (Loss) per Common Share or Common Unit

Basic net income (loss) per common share or common unit is calculated by dividing net income (loss) by the weighted average common shares or common units outstanding for the period. Diluted net income (loss) per common share or common unit is calculated by dividing net income (loss) by the weighted average common shares or common units outstanding for the period plus the effect of any potential common shares or common units that have been issued if these additional units are dilutive.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about reportable segments, and provides requirements for more detailed reporting of a segment’s expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and included within each reported measure of a segment’s profit or loss. Additionally, ASU 2023-07 requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15,

2023 and interim periods within fiscal years beginning one year later. Early adoption is permitted, and the amendments must be applied retrospectively to all prior periods presented. The Company adopted this standard during the year ended December 31, 2024 and it did not have an effect on the Company’s consolidated results of operations, financial position or cash flows.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Sub Topic 220-40): Disaggregation of Income Statement Expenses . The guidance requires disaggregated information about certain income statement costs and expenses for public entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories within the notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current year's presentation in the consolidated statements of cash flows and select notes to the consolidated financial statements . These reclassifications have resulted in no changes to the Company's consolidated results of operations, financial position or cash flows.

4. Revenue Recognition

All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers.

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

Net sales to foreign customers, primarily in Western Europe, Canada and Asia, were $125.4 million and $103.8 million for the years ended December 31, 2024 and 2023, respectively.

Net sales by end market were as follows (in thousands):

	Years Ended December 31,
	2024			2023
	OEM Net Sales	Aftermarket Net Sales	Total Net Sales	OEM Net Sales	Aftermarket Net Sales	Total Net Sales
Commercial Aerospace	$65,011	$109,305	$174,316	$54,726	$89,204	$143,930
Business Jet & General Aviation	70,098	39,106	109,204	47,016	29,028	76,044
Total Commercial	135,109	148,411	283,520	101,742	118,232	219,974
Defense	38,316	50,632	88,948	30,399	28,839	59,238
Other	13,996	16,355	30,351	21,045	17,220	38,265
Total	$187,421	$215,398	$402,819	$153,186	$164,291	$317,477

Contract Liabilities

Contract liabilities, or deferred revenue, represents payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on established terms. The Company's contract liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Contract liabilities, current (1)	$4,159	$1,476
Contract liabilities, long-term	—	—
Total contract liabilities	$4,159	$1,476
(1)
Included in accrued expenses and other current liabilities on the consolidated balance sheets.

The increase in current contract liabilities at December 31, 2024 compared to December 31, 2023 is principally due to the acquisition of AAI. During the year ended December 31, 2024, the revenue recognized that was included in the contract liability balance at December 31, 2023 was approximately $1.3 million. The Company had no material contract assets at December 31, 2024 and 2023.

5. Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$39,162	$30,834
Work-in-process	29,797	25,394
Finished goods	23,680	21,734
Total	$92,639	$77,962

6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Land	$15,411	$12,312
Buildings and improvements	35,504	29,763
Machinery, equipment, furniture and fixtures	86,297	80,062
Total	137,212	122,137
Less: accumulated depreciation and amortization	(60,607)	(49,963)
Total	$76,605	$72,174

For the year ended December 31, 2024, there were sales of property, plant and equipment totaling $0.3 million which is included in capital expenditures in the consolidated statements of cash flows. There were no sales of property, plant and equipment for the year ended December 31, 2023 .

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Compensation and related benefits	$14,162	$12,926
Customer advances	4,159	1,476
Other	8,580	10,374
Total accrued expenses and other current liabilities	$26,901	$24,776

A reclassification has been made in the prior year's presentation to conform with the current year. This reclassification resulted in no changes to the Company's financial condition.

8. Long-Term Debt

The Company’s debt consisted of the following (in thousands):

	December 31,
	2024	2023
Term loans	$281,366	$539,247
Less: unamortized debt issuance costs	(4,073)	(3,769)
Total debt, net	277,293	535,478
Less: current portion	—	(6,896)
Long-term debt	$277,293	$528,582

The Company’s long-term debt at December 31, 2024 consisted of borrowings under its credit agreement, dated as of October 2, 2017, as amended from time to time (Credit Agreement). The Credit Agreement is secured by substantially all of the assets of the Company.

On April 28, 2023, the Company borrowed $20.0 million of available delayed draw term loans under the Credit Agreement (Delayed Draw Term Loans) to finance the acquisition of DAC.

On June 30, 2023, the Company amended the Credit Agreement to extend the maturity date by eighteen months, extending it from October 2, 2024 to April 2, 2026. In addition, the London Interbank Offered Rate (LIBOR) Rate was replaced with Adjusted Term Secured Overnight Financing Rate (SOFR) as an election in which borrowings under the Credit Agreement accrue interest at the SOFR rate plus a margin of 7.25%.

On August 30, 2023, the Company borrowed $33.0 million of available Delayed Draw Term Loans to finance the acquisition of CAV.

On March 26, 2024, the Credit Agreement was amended to extend the termination date of the Delayed Draw Term Loan Commitment by approximately nine months, extending it from April 1, 2024 to December 31, 2024.

On April 10, 2024, the Company amended the Credit Agreement to permit certain non-pro rata open market purchases of term loans pursuant to open market purchases. In addition, the Company also entered into that certain Master Open Market Purchase Agreement, by and between affiliates of lender and the Company (the “Master Open Market Purchase Agreement”) to repurchase term loans on a non-pro rata basis subject to certain conditions as set forth therein.

On May 3, 2024, the Company used a portion of the net proceeds from its IPO to voluntarily repay $284.6 million aggregate principal amount of term loans under the Credit Agreement plus accrued interest of $0.3 million. The Company wrote off $0.8 million in unamortized debt issuance costs and expensed $0.8 million in refinancing costs associated with the amendment of the Credit Agreement. These charges are included in refinancing costs in the consolidated statements of operations during the year ended December 31, 2024.

On May 10, 2024, the Credit Agreement was amended to extend the maturity date to May 10, 2030 from April 2, 2026 and reduce the applicable margin by between 2.0 and 2.5 percentage points based on the Company’s leverage ratio. At the Company’s election, interest on loans will accrue at the SOFR rate plus the applicable margin of 4.75% or at the base rate plus the applicable margin of 3.75% as long as the Company maintains a leverage ratio of less than 5.5 to 1. The Company also increased the existing availability under its Delayed Draw Term Loans commitment to $100 million, which terminates if not drawn upon by May 10, 2026. In addition, the existing revolving line of credit under the Credit Agreement was replaced with a new revolving credit commitment of $50 million. The unused portion of the revolving line of credit carries a commitment fee of 0.375%. Loans outstanding under the revolving line of credit, if any, mature on May 10, 2029.

On August 26, 2024, the Credit Agreement was amended to make available to the Company an incremental term loan in an aggregate principal amount equal to $360 million for purposes of (i) paying a portion of the consideration payable by it pursuant to the terms of that certain purchase agreement (Purchase Agreement) pursuant to which the Company agreed to purchase from AAI Parent all the issued and outstanding equity interests of AAI, (ii) paying fees and expenses incurred in connection with the foregoing, and (iii) otherwise to fund working capital and general corporate purposes.

On December 17, 2024, the Company used the net proceeds from its Follow-on Offering and cash from operations to repay $330.0 million aggregate principal amount of term loans under its Credit Agreement plus accrued interest of $1.5 million. The Company wrote-off $4.8 million in unamortized debt issuance costs which is included in refinancing costs in the consolidated statements of operations during the year ended December 31, 2024.

The Credit Agreement requires the maintenance of a quarterly leverage ratio. There are also certain non-financial covenants in place limiting the Company, from among other things, incurring other indebtedness, creating any liens on its properties, entering into merger or consolidation transactions, disposing of all or substantially all of its assets and payment of certain dividends and distributions. The Company was in compliance with all financial and nonfinancial covenants of the Credit Agreement as of December 31, 2024.

The Credit Agreement requires mandatory prepayments of the principal amount if there is excess cash flow, as defined, during a calendar year.

The Credit Agreement permits voluntary principal prepayments, in whole or in part, with no premium for any prepayments made. Any voluntary loan prepayments are applied to reduce future scheduled installments of principal in the order specified by the Company, or if the Company does not specify, the prepayment is applied to reduce the scheduled installments of principal in direct order of maturity. During the year ended December 31, 2024, the Company made voluntary prepayments of $614.6 million. The prepayments exceeded the quarterly mandatory principal payments for the remainder of the Term Loan. Accordingly, the next term loan principal payment is due on May 10, 2030. There were no voluntary prepayments made under the Credit Agreement during the year ended December 31, 2023.

The Company paid approximately $8.1 million of debt issuance costs for the year ended December 31, 2024. The unamortized balance of deferred debt issuance costs was approximately $4.8 million as of December 31, 2024, and of which approximately $4.1 has been recorded as a reduction to the outstanding long-term debt and approximately $0.7 million, which is related to the revolving credit facility, has been recorded in other current assets on the Company’s consolidated balance sheet.

At December 31, 2024, there was $281.4 million outstanding under the Credit Agreement, and there remained available $100.0 million in Delayed Draw Term Loans Commitment and a $50.0 million revolving line of credit. The weighted average interest rate for all outstanding loans under the Credit Agreement was 9.1% at December 31, 2024. The annual effective interest rate under the Credit Facility was 11.1% at December 31, 2024.

9. Environmental Costs

In connection with Loar Group’s acquisition of AGC Acquisition LLC in 2013, the Company acquired the property and building associated with manufacturing operations. The acquired facilities entered into the state of Connecticut’s voluntary remediation program in 2009 for environmental remediation of certain known contaminants. The Company had an independent third-party evaluation of the facilities to determine the potential range of costs for remediation of the site. Accordingly, the Company recorded an environmental liability at the acquisition date totaling approximately $2.5 million. The Company is not entitled to any third-party recoveries related to this environmental liability. The balance at December 31, 2024 was approximately $0.1 million and is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets. The likelihood an additional material related loss may be incurred is remote.

10. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, finance leases and debt. The carrying amounts of all financial instruments reported on the consolidated balance sheets at December 31, 2024 and 2023 are considered to approximate fair value either due to the relatively short period of time between the origination of these financial instruments and their expected realization, or because the interest rates associated with the debt obligations approximate current market rates.

11. Equity

Membership Units

Prior to April 16, 2024, the Company operated as a Delaware limited liability company under the name Loar Holdings, LLC. The total number of common units of Loar Holdings, LLC issued and outstanding was 204 units.

On April 16, 2024, the Company converted to a Delaware corporation and changed its name to Loar Holdings Inc. In the conversion, holders of Loar Holdings, LLC common units received 377,450.980392157 shares of common stock of Loar Holdings Inc. for each unit of Loar Holdings, LLC. The purpose of the corporate conversion was to reorganize the structure so that the entity that offered its common stock to the public in an initial public offering (IPO) was a corporation rather than a limited liability company, so that existing investors and new investors in the offering would own the Company's common stock rather than equity interests in a limited liability company.

Restricted Equity Unit Awards

Under the Loar Acquisition 13, LLC Amended and Restated Limited Liability Agreement, the Company may grant restricted equity units to eligible management of Loar Group. The restricted units authorized for issuance are comprised of 11,000 Incentive Units, 5,000 Promote Units and 1,000 Special Promote Units.

During the years ended December 31, 2024 and 2023, there were no restricted equity units issued.

At April 16, 2024 there were 10,500 Incentive Units, 5,000 Promote Units and 1,000 Special Promote Units outstanding, of which 552.5 Incentive Units were not yet vested. The consummation of the IPO was an event that triggered the vesting of any outstanding nonvested equity units. Upon consummation of the IPO, the unrecognized compensation expense of $1.1 million related to these Incentive Units was recorded and all outstanding restricted equity unit awards were converted into shares of common stock.

Compensation expense is recognized on the estimated fair value of restricted units over the vesting period. Compensation expense incurred in connection with all awards was approximately $1.2 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively.

Restricted equity unit award activity was as follows:

	Incentive Units	Promote Units	Special Promote Units
Outstanding as of January 1, 2023	10,500	5,000	1,000
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Balance as of December 31, 2023	10,500	5,000	1,000
Granted	—	—	—
Redeemed in exchange for shares	(10,500)	(5,000)	(1,000)
Forfeited	—	—	—
Expired	—	—	—
Balance as of December 31, 2024	—	—	—

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

On April 24, 2024, the Company granted 53,571 fully vested shares to non-employee directors of the Company who purchased shares of common stock under the directed share program of the IPO. The shares granted represented a matching grant equal to 25% of the aggregate fair value of the purchased shares, up to a maximum aggregate matching grant equal to $500,000 per director (Matching Grant Shares). The Matching Grant Shares are restricted from sale prior to the third anniversary of the non-employee director’s stock purchase date. The stock awards were fully vested on their grant date and all compensation expense was recognized on the grant date. Since there are post-vesting restrictions, a Finnerty model was utilized to calculate a valuation discount from the market value of common shares reflecting the restriction embedded in the shares preventing the sale of the underlying shares for a three-year period of time. The calculation under the Finnerty model yielded a valuation discount of 10%. The Company recognized $1.4 million of stock compensation expense related to the Matching Grant Shares during the year ended December 31, 2024.

In connection with the IPO, on April 24, 2024, the Company granted 4.6 million options to purchase shares of common stock to certain employees. During the remainder of the year ended December 31, 2024, there were additional grants of 0.6 million options to purchase common stock to certain employees. The weighted-average grant date fair value of options granted during the year ended December 31, 2024 was $13.10.

Each grant of options to purchase common stock was granted in five separate, equal size tranches: Tranche A, Tranche B, Tranche C, Tranche D and Tranche E. Tranche A vests on the first anniversary of the date of grant with an exercise price equal to the closing price of our common stock on the trading day immediately preceding the date of grant (the "Grant Price"). Tranche B vests on the second anniversary of the date of grant with an exercise price set at the product of 1.10 and the Grant Price. Tranche C vests on the third anniversary of the date of grant with an exercise price set at the product of 1.21 and the Grant Price. Tranche D vests on the fourth anniversary of the date of grant with an exercise price set at the product of 1.33 and the Grant Price. Tranche E vests on the fifth anniversary of the date of grant with an exercise price set at the product of 1.46 and the Grant Price. The options expire on the earlier of (i) ten years from the grant date or (ii) 90 days after termination of employment other than upon death, disability or cause.

The fair value of the stock options was estimated at the dates of grant using a binomial lattice option-pricing model with the following weighted average assumptions:

Risk-free interest rate	4.58%
Expected dividend yield of stock	—
Expected volatility of stock	29.30%

The risk-free interest rate was based upon the U.S. Treasury bond rates with a term similar to the maturity date of the award. The Company will account for forfeitures as they occur, and forfeiture estimates were not included in the valuation. The Company does not anticipate declaring and paying regular cash dividends in future periods; thus, no dividend yield assumption was used. As there was no or insufficient trading history as of the grant dates, the Company estimated the volatility of its stock based on selected guideline companies over a ten-year lookback period.

The Company recognized stock compensation expense of $8.5 million related to stock options during the year ended December 31, 2024. As of December 31, 2024, there was approximately $59.5 million of total unrecognized compensation expense related to non-vested awards expected to vest, which is expected to be recognized over a weighted-average period of 4.4 years.

The following table summarizes the activity, pricing and other information for the Company’s stock option activity during the year ended December 31, 2024:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	—	$—
Granted	5,230,000	40.32
Exercised	—	—
Forfeited	(37,000)	34.19
Expired	—	—
Outstanding as of December 31, 2024	5,193,000	40.36	9.4 years	$182,965,134
Exercisable as of December 31, 2024	—	$—	—	$—

There were 3,753,429 remaining shares available for awards under the 2024 Plan.

Inducement Awards

On December 15, 2024, the Company granted options to purchase an aggregate of 68,000 shares of common stock to three new employees (Inducement Awards). These options to purchase common stock were granted without stockholder approval as material inducements to the employees entering into employment with Loar pursuant to NYSE Listed Company Manual Section

303A.08 and were approved by the Compensation Committee of the Board of Directors of the Company. The weighted-average grant date fair value of the Inducement Award options granted was $31.25.

Each grant of options to purchase common stock was granted in five separate, equal size tranches: Tranche A, Tranche B, Tranche C, Tranche D and Tranche E. Tranche A vests on the first anniversary of the date of grant with an exercise price equal to the closing price of our common stock on the trading day immediately preceding the date of grant (the "Grant Price"). Tranche B vests on the second anniversary of the date of grant with an exercise price set at the product of 1.10 and the Grant Price. Tranche C vests on the third anniversary of the date of grant with an exercise price set at the product of 1.21 and the Grant Price. Tranche D vests on the fourth anniversary of the date of grant with an exercise price set at the product of 1.33 and the Grant Price. Tranche E vests on the fifth anniversary of the date of grant with an exercise price set at the product of 1.46 and the Grant Price. The options expire on the earlier of (i) ten years from the grant date or (ii) 90 days after termination of employment other than upon death, disability or cause.

The fair value of the stock options was estimated at the dates of grant using a binomial lattice option-pricing model with the following weighted average assumptions:

Risk-free interest rate	4.58%
Expected dividend yield of stock	—
Expected volatility of stock	29.30%

The risk-free interest rate was based upon the U.S. Treasury bond rates with a term similar to the maturity date of the award. The Company will account for forfeitures as they occur, and forfeiture estimates were not included in the valuation. The Company does not anticipate declaring and paying regular cash dividends in future periods; thus, no dividend yield assumption was used. As there was no or insufficient trading history as of the grant dates, the Company estimated the volatility of its stock based on selected guideline companies over a ten-year lookback period.

The Company recognized stock compensation expense of $0.02 million related to inducement options during the year ended December 31, 2024. As of December 31, 2024, there was approximately $2.1 million of total unrecognized compensation expense related to non-vested awards expected to vest, which is expected to be recognized over a period of 5.0 years.

The inducement options have a weighted average exercise price per option of $96.85, a weighted remaining contractual term of 10.0 years, and no intrinsic value as of December 31, 2024.

12. Net Income (Loss) per Common Share and Common Unit

Net income (loss) per common share and common unit was computed as follows (in thousands, except per common share and per common unit amounts):

	Years Ended December 31,
	2024	2023
Net income (loss)	$22,231	$(4,615)
Denominator for basic and diluted earnings per common share:
Weighted-average common shares outstanding - basic	89,366	n/a
Effect of dilutive common shares	2,318	n/a
Weighted average common shares outstanding—diluted	91,684	n/a
Net income per common shares—basic	$0.25	n/a
Net income per common shares—diluted	$0.24	n/a

Denominator for basic and diluted earnings per common unit:
Weighted average common units outstanding—basic	n/a	204
Effect of dilutive common units	n/a	—
Weighted average common units outstanding—diluted	n/a	204
Net (loss) per common unit—basic and diluted	n/a	$(22,620.18)

For the year ended December 31, 2024, 652,000 potentially dilutive outstanding stock options were excluded from the calculation of diluted income per common share because the exercise prices are greater than the average share price the Company's common stock, and their inclusion would be anti-dilutive. In each of the year ended December 31, 2023, there were no potentially dilutive units so that basic and diluted net loss per common unit are the same.

13. Employee Savings Plan

The Company has a 401(k) defined contribution plan covering substantially all employees. The Company has a discretionary policy of matching employee contributions. Company contributions were approximately $1.7 million in each of the years ended December 31, 2024 and 2023.

14. Leases

The Company’s leases consist of certain manufacturing facilities, offices and equipment. Such leases, some of which are noncancellable and, in many cases, include renewals, expire at various dates. Such options to renew are included in the lease term when it is reasonably certain that the option will be exercised. The Company’s lease agreements typically do not contain any significant residual value guaranties or restrictive covenants.

For any new or modified lease, the Company, at the inception of the contract, determines whether a contract is or contains a lease. The Company records right-of-use (ROU) assets and lease liabilities for its finance and operating leases, which are initially recognized based on the discounted future lease payments over the term of the lease. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The discount rate implicit within the lease is generally not determinable and therefore the Company determines the discount rate based on the incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on the rate of interest that the Company would pay to borrow on a collateralized basis, over a similar term, an amount equal to the lease payments.

Right-of-use assets and lease liabilities are included within the Consolidated Balance Sheets.

The future minimum lease payments under finance and operating leases as of December 31, 2024 are as follows (in thousands):

	Finance Leases	Operating Leases
2025	$553	$1,114
2026	575	1,034
2027	598	918
2028	623	789
2029	647	668
Thereafter	1,973	5,316
Total minimum lease payments	4,969	9,839
Less: amount representing interest	(1,567)	(4,100)
Present value of minimum lease payments	3,402	5,739
Less: current portion of lease liabilities	(232)	(603)
Long-term portion of lease liabilities	$3,170	$5,136

The following table includes supplemental information related to leases:

	Years Ended December 31,
	2024	2023
Weighted average remaining lease term (years):
Finance leases	7.8	8.8
Operating leases	11.8	14.0
Weighted average discount rate:
Finance leases	9.74%	9.74%
Operating leases	10.01%	10.09%
Supplemental balance sheet information (in thousands):
Finance lease assets, gross	$4,181	$4,181
Less: accumulated amortization	(2,010)	(1,733)
Finance lease assets, net	$2,171	$2,448

The components of lease expense were as follows (in thousands):

	Years Ended December 31,
	2024	2023
Operating lease cost	$1,264	$1,711
Finance lease cost:
Amortization of leased assets	279	277
Interest on lease liabilities	341	358
Total lease cost	$1,884	$2,346

Supplemental cash flow information related to leases is as follows (in thousands):

	Years Ended December 31,
	2024	2023
Assets obtained in exchange for lease obligations:
Operating leases	$53	$1,582
Financing leases	—	—

15. Commitments and Contingencies

There are various lawsuits and claims pending against the Company incidental to its business. Although the final results in such suits and proceedings cannot be predicted with certainty, in the opinion of management, the ultimate liability, if any, will not have a material impact on the consolidated financial statements.

16. Goodwill and Intangible Assets

The change in goodwill was as follows (in thousands):

Balance as of January 1, 2023	$441,992
Acquisition of DAC	17,529
Acquisition of CAV	12,124
Foreign exchange translation adjustment	(757)
Balance as of December 31, 2023	470,888
Adjustment of the final purchase price allocation related to DAC	(289)
Adjustment of the final purchase price allocation related to CAV	685
Acquisition of AAI	219,753
Foreign exchange translation adjustment	2,500
Balance as of December 31, 2024	$693,537

The Company performs an annual impairment test of goodwill on the first day of the fourth quarter of each year. Based on the results of its impairment test, Loar determined that no impairment of goodwill existed at December 31, 2024 and 2023.

Intangible assets subject to amortization consisted of the following (dollars in thousands):

	As of December 31, 2024				As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Weighted- Average Remaining Useful Life
Customer relationships	$461,224	$(126,369)	$334,855	13 years	$350,247	$(101,360)	$248,887	12 years
Tradename	61,680	(14,533)	47,147	13 years	45,828	(11,232)	34,596	13 years
Technology	65,337	(12,758)	52,579	13 years	42,536	(9,573)	32,963	13 years
Favorable lease	104	(23)	81	9 years	109	(13)	96	10 years
Total intangible assets	$588,345	$(153,683)	$434,662		$438,720	$(122,178)	$316,542

A reclassification has been made in the prior year's presentation to conform with the current year. This reclassification resulted in no changes to the Company's financial condition.

The aggregate amortization expense was $31.5 million for the year ended December 31, 2024, of which $3.2 million was charged to cost of sales and $28.3 million was charged to selling, general and administrative expenses. The aggregate amortization expense was $28.1 million for the year ended December 31, 2023, of which $3.2 million was charged to cost of sales and $24.9 million was charged to selling, general and administrative expenses.

The estimated amortization expense of intangible assets, assuming no increase or decrease in the gross carrying amounts, in each of the five succeeding years is as follows (in thousands):

2025	$37,838
2026	37,606
2027	37,536
2028	37,469
2029	37,469

17. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2024	2023
United States	$13,166	$918
Foreign	15,895	1,519
Income before income taxes	$29,061	$2,437

The income tax provision consisted of (in thousands):

	Years Ended December 31,
	2024	2023
Current:
Federal	$(5,376)	$(8,080)
State	(370)	(297)
Foreign	(2,636)	(2,432)
	(8,382)	(10,809)
Deferred:
Federal	1,049	1,893
State	161	117
Foreign	342	1,747
	1,552	3,757
Income tax provision	$(6,830)	$(7,052)

The differences between the income tax provision on income before income taxes at the federal statutory income tax rate and the income tax provision shown in the accompanying consolidated statements of operations are presented in the table below (in thousands). A reclassification has been made in the prior year's presentation to conform with the current year. This reclassification resulted in no changes to the Company's results of operations.

	Years Ended December 31,
	2024	2023
Provision at statutory rate	$(6,103)	$(512)
State and local taxes, net of federal tax benefit	(136)	(78)
Permanent differences and other	456	(387)
Global intangible low-taxed income	(489)	-
Foreign-derived intangible income	141	1,575
Foreign currency gain	-	556
Transaction costs	2,484	(237)
Disallowed officer compensation	(1,726)	-
Rate adjustment	(129)	(343)
Research & development credits	917	1,031
Foreign rate differential	(839)	(262)
Valuation allowance	(1,406)	(8,395)
Income tax provision	$(6,830)	$(7,052)

The components of the net deferred income tax liability were as follows (in thousands):

	December 31,
	2024	2023
Deferred income tax assets:
Accounts receivable	$446	$502
Inventories	6,094	4,553
Accrued expenses	2,355	3,010
Disallowed interest	24,150	20,830
Lease liabilities	1,575	1,758
Capitalized research and development	6,664	3,985
Credits	475	491
Net operating loss	2,826	3,731
Stock based compensation	1,214	—
	45,799	38,860
Deferred income tax liabilities:
Intangible and other long-term assets	(41,444)	(43,198)
Indefinite-lived intangible assets	(15,908)	(12,679)
Property, plant and equipment	(7,821)	(7,719)
Operating lease assets	(1,535)	(1,728)
Prepaid expenses	(483)	(368)
Unrealized gain	(5)	(1)
	(67,196)	(65,693)
Net deferred income tax liability before valuation allowance	(21,397)	(26,833)
Valuation allowance	(11,495)	(9,952)
Net deferred income tax liability	$(32,892)	$(36,785)

The Company had state net operating loss carryforwards of approximately $7.4 million as of December 31, 2024, which begin to expire in 2040. As of December 31, 2024, the Company had state research and development credits of approximately $0.4 million, which carryforward indefinitely. As of December 31, 2024, the Company had foreign net operating loss carryforwards of $9.7 million and foreign research and development credits of $0.2 million, which carryforward indefinitely.

The realization of deferred income tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred income tax assets relate. As of December 31, 2024, the Company determined that it was not more likely than not to realize some of its deferred tax assets related to its disallowed interest carryforward and foreign research and development credits, and therefore has established valuation allowances of $11.1 million, $0.3 million and $0.1 million against its federal, state, and foreign deferred tax assets, respectively.

The Company files income tax returns in the United States, various state jurisdictions, Germany, and the UK, with varying statutes of limitations. The Company is subject to income tax examination by Federal, state, Germany, and UK tax authorities for years generally beginning in 2020.

The Company recognizes the benefits of tax return positions if it is determined that the positions are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits will be recorded as tax expense in the period incurred.

The change in unrecognized tax benefits were as follows (in thousands):

Unrecognized tax benefit as of January 1, 2023	$517
Additions based on tax positions related to the current year	34
Additions based on tax positions from prior years	—
Reductions for tax positions of prior years	—
Reductions due to lapse of the applicable statute of limitations	—
Unrecognized tax benefit as of December 31, 2023	551
Additions based on tax positions related to the current year	223
Additions based on tax positions from prior years	—
Reductions for tax positions of prior years	—
Reductions due to lapse of the applicable statute of limitations	—
Unrecognized tax benefit as of December 31, 2024	$774

The Company’s policy is to record tax-related interest and penalties within the tax provision. On December 31, 2024 interest or penalties related to uncertain tax positions were not material. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next twelve months.

The Company has not recognized a deferred tax liability for the undistributed earnings of the Company’s foreign operations as the Company considers these earnings to be permanently reinvested. For the years ended December 31, 2024 and 2023, the undistributed earnings of the Company’s foreign subsidiaries were not material.

18. Related-Party Transactions

Blackstone Alternative Credit Advisors LP and affiliates (Blackstone Credit), a lender under the Credit Agreement, owns approximately 13% of Loar Holdings Inc. At December 31, 2024, the outstanding debt balance due to this lender was approximately $281.4 million, of which no amount is due within the next twelve months. During the years ended December 31, 2024 and 2023, this lender provided additional term loans totaling $360.0 million and $53.0 million, respectively, and the Company, through the Credit Agreement administrative agent, paid interest and principal payments totaling approximately $669.7 million and $68.8 million, respectively, to this lender.

Until January 2024, certain members of management were lenders under the Credit Agreement. During January 2024, the Credit Agreement indebtedness held by the management lenders was purchased by Blackstone Credit. As a result of this transaction, Blackstone Credit became the sole lender under the Credit Agreement.

There was no outstanding debt balance due to these lenders at December 31, 2024. During the year ended December 31, 2023, the Company, through the Credit Agreement administrative agent, paid to these lenders interest and principal payments totaling approximately $1.6 million. There were no payments to these lenders during the year ended December 31, 2024.

19. Segment Reporting

The Company reports the results of its continuing operations in one reportable segment. The Company’s Chief Operating Decision Maker (CODM) is the Company’s Chief Executive Officer (CEO). The CEO, in the role as CODM, evaluates segment performance based on sales and Adjusted EBITDA. EBITDA means earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA means EBITDA, adjusted for other items within a relevant period which are not reflective of the segment's operating performance in the period. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP, but it is the measure the Company uses to evaluate operating performance, review and assess the performance of the management team in connection with employee incentive programs, and to prepare its annual budget and financial projections. In addition, the Company uses Adjusted EBITDA of target companies to evaluate acquisitions.

The CODM assesses performance and reviews assets and makes significant capital expenditure decisions for the Company on a segment level basis and decides how to allocate resources based on Adjusted EBITDA. The CODM uses Adjusted EBITDA when determining whether to reinvest profits into the segment or to use them for acquisitions or other transactions. The measure of segment assets is reported on the balance sheet as total assets.

The following table provides a reconciliation of the Company's segment Adjusted EBITDA to net income (loss) for the years ended December 31, 2024 and 2023 (unaudited, in thousands):

	Years Ended December 31,
	2024	2023
Net sales	$402,819	$317,477
Significant segment expenses:
Adjusted cost of sales (1)	186,234	150,721
Adjusted selling, general and administrative expenses (2)	61,471	47,734
Research and development costs (3)	8,778	6,279
Adjusted EBITDA	146,336	112,743
Recognition of inventory step-up (4)	(1,102)	(603)
Other income (5)	4,452	762
Transaction expenses (6)	(3,390)	(3,394)
Stock-based compensation (7)	(11,103)	(372)
Acquisition and facility integration costs (8)	(4,491)	(1,621)
Depreciation and amortization	(43,070)	(38,024)
Interest expense, net	(52,112)	(67,054)
Refinancing costs	(6,459)	—
Income tax provision	(6,830)	(7,052)
Net income (loss)	$22,231	$(4,615)

(1)
Represents cost of sales adjusted to exclude the recognition of inventory step-up of $1.1 million and $0.6 million during the years ended December 31, 2024 and 2023, the amortization of intangible and other long-lived assets of $3.5 million and $3.2 million during the years ended December 31, 2024 and 2023, depreciation of $10.2 million and $8.7 million during the years ended December 31, 2024 and 2023, and acquisition and facility integration costs of $2.9 million during the year ended December 31, 2024.
(2)
Represents selling, general and administrative expenses adjusted to exclude the amortization of intangible and other long-lived assets of $28.3 million and $24.9 million during the years ended December 31, 2024 and 2023, depreciation of $1.0 million and $1.3 million during the years ended December 31, 2024 and 2023, stock based compensation of $11.1 million and $0.4 million during the years ended December 31, 2024 and 2023, acquisition and facility integration costs of $1.6 million during each of the years ended December 31, 2024 and 2023, and research and development costs of $8.8 million and $6.3 million during the years ended December 31, 2024 and 2023.
(3)
Represents costs incurred to investigate, examine, design and test new or significantly enhance existing products, services or processes.
(4)
Represents accounting adjustments to inventory associated with acquisitions of businesses that were charged to cost of sales when inventory was sold.
(5)
Represents a $2.9 million reduction in the estimated contingent purchase price for the CAV acquisition and $1.7 million of proceeds from the settlement of buyer-side representations and warranties insurance covering the acquisition of DAC during the year ended December 31, 2024 and in 2023 represents a grant from the U.S. Department of Transportation under the Aviation Manufacturing Jobs Protection Program.
(6)
Represents third party transaction-related costs for acquisitions comprising deal fees, legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.
(7)
Represents the non-cash compensation expense recognized by the Company for equity awards.
(8)
Represents costs incurred to integrate acquired businesses and product lines into our operations, facility relocation costs and other acquisition-related costs.

20. Subsequent Event

On March 7, 2025, following completion of the works council consultation process required under French Law, the Company entered into a purchase agreement to acquire 100% of the shares of LMB Fans & Motors ("LMB") for €365 million plus the assumption of net debt, payable in cash at closing (estimated to be €44.3 million). LMB is a global specialty player in the design and production of customized high-performance fans and motors. The transaction is expected to close in the third quarter of 2025 shortly after receiving requisite regulatory approvals and is subject to customary closing conditions.

The acquisition will be financed through additional borrowings under the Company's existing Credit Agreement and cash on hand. In connection with the acquisition, we entered into an incremental term facility commitment letter with Blackstone Credit (the “Commitment Letter”), pursuant to which Blackstone Credit has committed, subject to the satisfaction of customary conditions, to provide us with an incremental term loan facility in an amount equal to the U.S. dollar equivalent of €400.0 million (the “Incremental Loan Facility”). The loans under the Incremental Loan Facility will mature on the same date, will amortize, and will bear the same interest rate as the existing term loans outstanding under the Credit Agreement.