Form 10-Q
period 2025-03-31
Loar Holdings Inc.
filed 2025-05-13
CIK 2000178

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, the registrant had 93,556,071 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Loar Holdings Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands except share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$80,498	$54,066
Accounts receivable, net	71,115	63,834
Inventories	96,514	92,639
Other current assets	9,683	9,499
Income taxes receivable	301	632
Total current assets	258,111	220,670
Property, plant and equipment, net	75,548	76,605
Finance lease assets	2,102	2,171
Operating lease assets	5,842	5,584
Other long-term assets	18,547	17,389
Intangible assets, net	426,729	434,662
Goodwill	691,926	693,537
Total assets	$1,478,805	$1,450,618

Liabilities and equity
Current liabilities:
Accounts payable	$14,087	$12,086
Current portion of finance lease liabilities	243	232
Current portion of operating lease liabilities	654	603
Income taxes payable	5,281	1,984
Accrued expenses and other current liabilities	30,011	26,901
Total current liabilities	50,276	41,806
Deferred income taxes	34,073	32,892
Long-term debt, net	277,487	277,293
Finance lease liabilities	3,104	3,170
Operating lease liabilities	5,357	5,136
Other long-term liabilities	1,854	1,816
Total liabilities	372,151	362,113

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 485,000,000 shares authorized; 93,556,071 issued and outstanding at March 31, 2025 and December 31, 2024	936	936
Additional paid-in capital	1,111,314	1,108,225
Accumulated deficit	(5,244)	(20,560)
Accumulated other comprehensive loss	(352)	(96)
Total equity	1,106,654	1,088,505
Total liabilities and equity	$1,478,805	$1,450,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per common share and per common unit amounts)

	Three Months Ended March 31,
	2025	2024
Net sales	$114,659	$91,844
Cost of sales	54,953	47,411
Gross profit	59,706	44,433
Selling, general and administrative expenses	33,102	22,900
Transaction expenses	460	176
Operating income	26,144	21,357
Interest expense, net	6,459	17,734
Income before income taxes	19,685	3,623
Income tax provision	(4,369)	(1,374)
Net income	$15,316	$2,249
Net income per common share:
Basic	$0.16	n/a
Diluted	$0.16	n/a
Weighted average common shares outstanding:
Basic	93,556	n/a
Diluted	95,771	n/a

Net income per common unit - basic and diluted	n/a	$11,023.54
Weighted average common units outstanding - basic and diluted	n/a	204

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$15,316	$2,249
Cumulative translation adjustments, net of tax	(256)	168
Comprehensive income	$15,060	$2,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands)

		Loar Holdings Inc. Stockholders' Equity
		Common Stock
		Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance, January 1, 2025		93,556	$936	$1,108,225	$(20,560)	$(96)	$1,088,505
Net income		—	—	—	15,316	—	15,316
Stock-based compensation		—	—	3,089	—	—	3,089
Cumulative translation adjustments, net of tax		—	—	—	—	(256)	(256)
Balance, March 31, 2025		93,556	$936	$1,111,314	$(5,244)	$(352)	$1,106,654

	Loar Holdings, LLC and Subsidiaries (Prior to Corporate Conversion)	Loar Holdings Inc. Stockholders' Equity
		Common Stock
	Member's Equity	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, January 1, 2024	$418,141	—	$—	$—	$—	$—	$418,141
Net income	2,249	—	—	—	—	—	2,249
Stock-based compensation	87	—	—	—	—	—	87
Cumulative translation adjustments, net of tax	168	—	—	—	—	—	168
Balance, March 31, 2024	$420,645	—	$—	$—	$—	$—	$420,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net income	$15,316	$2,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,899	2,678
Amortization of intangibles and other long-term assets	9,560	7,265
Amortization of debt issuance costs	231	452
Stock-based compensation	3,089	87
Deferred income taxes	669	(1,334)
Non-cash lease expense	173	151
Changes in assets and liabilities:
Accounts receivable	(7,099)	3,095
Inventories	(3,534)	(4,755)
Other assets	(973)	(3,544)
Accounts payable	1,930	1,400
Income taxes payable	3,230	2,430
Accrued expenses and other current liabilities	3,032	811
Environmental liabilities	—	(34)
Operating lease liabilities	(163)	(138)
Net cash provided by operating activities	28,360	10,813

Investing Activities
Capital expenditures	(1,847)	(2,401)
Net cash used in investing activities	(1,847)	(2,401)

Financing Activities
Payments of long-term debt	—	(1,736)
Payments of finance lease liabilities	(55)	(45)
Net cash used in financing activities	(55)	(1,781)

Effect of translation adjustments on cash and cash equivalents	(26)	32
Net increase in cash and cash equivalents	26,432	6,663

Cash and cash equivalents, beginning of period	54,066	21,489
Cash and cash equivalents, end of period	$80,498	$28,152

Supplemental information
Interest paid during the period, net of capitalized amounts	$6,476	$17,095
Income taxes paid during the period, net	$375	$240

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

Principles of Consolidation

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended December 31, 2024 included in Loar Holdings Inc.'s Annual Report on Form 10-K filed on March 31, 2025. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (GAAP). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). The December 31, 2024 condensed consolidated balance sheet was derived from Loar Holdings Inc.’s audited financial statements for the year then-ended. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

A reclassification has been made to the prior year's condensed consolidated statement of cash flows to conform with the current year's presentation. This reclassification has resulted in no changes to the Company's condensed consolidated results of operations, financial position or operating or total cash flows.

Recent Accounting Pronouncements

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

3. Acquisition

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

Inventory was recorded at its estimated fair value, which represented an amount equivalent to estimated selling price less fulfillment costs and a normative selling profit. The increase in fair value of inventory from the acquisition was approximately $1.1 million, which was recognized in cost of goods sold during the year ended December 31, 2024. During the three months ended March 31, 2025 and 2024, there were no amounts recognized in cost of goods sold related to AAI.

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

Pro forma financial information

Had the acquisition of AAI occurred as of January 1, 2023, net sales on a pro forma basis for the three months ended March 31, 2024 would have been $102.1 million. Additionally, loss before income taxes on a pro forma basis for the three months ended March 31, 2024 would have been $4.0 million. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2023, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and the acquired business adjusted for certain items. The pro forma information for the three months ended March 31, 2024 includes $2.4 million of amortization of acquired intangible assets resulting from the preliminary purchase price allocation. Interest expense has been adjusted as though the debt incurred to finance the AAI acquisition had been outstanding at January 1, 2023. The pro forma interest expense adjustment for the three months ended March 31, 2024 was $9.2 million. The pro forma information does not include the effects of any synergies, cost reduction initiatives or anticipated integration costs related to the acquisition.

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

Net sales by end market were as follows (in thousands):

	Three Months Ended March 31,
	2025			2024
	OEM Net Sales	Aftermarket Net Sales	Total Net Sales	OEM Net Sales	Aftermarket Net Sales	Total Net Sales
Commercial Aerospace	$16,064	$32,403	$48,467	$16,193	$25,149	$41,342
Business Jet and General Aviation	19,423	11,435	30,858	16,207	9,407	25,614
Total Commercial	35,487	43,838	79,325	32,400	34,556	66,956
Defense	11,726	17,056	28,782	7,786	8,849	16,635
Other	2,866	3,686	6,552	4,300	3,953	8,253
Total	$50,079	$64,580	$114,659	$44,486	$47,358	$91,844

Contract Liabilities

Contract liabilities, or deferred revenue, represents payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on established terms. The Company's contract liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Contract liabilities, current (1)	$3,850	$4,159
Contract liabilities, long-term	—	—
Total	$3,850	$4,159

(1) Included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

During the three months ended March 31, 2025, the Company recognized approximately $2.7 million of revenue that was included in the contract liability balance at December 31, 2024 . The Company had no material contract assets at March 31, 2025 and December 31, 2024.

5. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$38,172	$39,162
Work-in-process	33,594	29,797
Finished goods	24,748	23,680
Total	$96,514	$92,639

6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Land	$15,411	$15,411
Buildings and improvements	35,563	35,504
Machinery, equipment, furniture and fixtures	88,018	86,297
Total	138,992	137,212
Less: accumulated depreciation and amortization	(63,444)	(60,607)
Total	$75,548	$76,605

There were no sales of property, plant and equipment during the three months ended March 31, 2025 and 2024.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Compensation and related benefits	$16,233	$14,162
Contract liabilities	3,850	4,159
Other	9,928	8,580
Total	$30,011	$26,901

8. Long-Term Debt

The Company’s debt consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Term loans	281,366	$281,366
Less: unamortized debt issuance costs	(3,879)	(4,073)
Total net debt	277,487	277,293
Less: current portion	—	—
Long-term debt	$277,487	$277,293

The Company’s long-term debt at March 31, 2025 consisted of borrowings under its Credit Agreement, dated as of October 2, 2017, as amended from time to time (Credit Agreement). The Credit Agreement is secured by substantially all of the assets of the Company.

On March 26, 2024, the Credit Agreement was amended to extend the termination date of the delayed draw term loan commitment by approximately nine months, extending it from April 1, 2024 to December 31, 2024.

On April 10, 2024, the Company amended the Credit Agreement to permit certain non-pro rata open market purchases of term loans pursuant to open market purchases. In addition, the Company also entered into that certain Master Open Market Purchase Agreement, by and between affiliates of lender and the Company (Master Open Market Purchase Agreement) to repurchase term loans on a non-pro rata basis subject to certain conditions as set forth therein.

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

On December 17, 2024, the Company used the net proceeds from its Follow-on Offering and cash from operations to repay $330.0 million aggregate principal amount of term loans under its Credit Agreement plus accrued interest of $1.5 million. The Company wrote-off $4.8 million in unamortized debt issuance costs.

The Credit Agreement requires the maintenance of a quarterly leverage ratio. There are also certain non-financial covenants in place limiting us from, among other things, incurring other indebtedness, creating any liens on our properties, entering into merger or consolidation transactions, disposing of all or substantially all of our assets and payment of certain dividends and distributions. The Company was in compliance with all financial and non-financial covenants of the Credit Agreement as of March 31, 2025.

The Credit Agreement requires mandatory prepayments of the principal amount if there is excess cash flow, as defined, during a calendar year.

The Credit Agreement permits voluntary principal prepayments, in whole or in part, with no premium for any prepayments made. Any voluntary loan prepayments are applied to reduce future scheduled installments of principal in the order specified by the Company, or if the Company does not specify, the prepayment is applied to reduce the scheduled installments of principal in direct order of maturity. During the year ended December 31, 2024, the Company made voluntary prepayments of $614.6 million. The prepayments exceeded the quarterly mandatory principal payments for the remainder of the term loan. Accordingly, the next term loan principal payment is due on May 10, 2030. There were no voluntary prepayments made under the Credit Agreement during the three months ended March 31, 2025 and 2024.

At March 31, 2025, there was $281.4 million outstanding under the Credit Agreement, and there remained availability of $100.0 million in delayed draw term loan commitments and $50.0 million in revolving line of credit.

On March 7, 2025, in connection with the pending LMB acquisition expected to close in the third quarter of 2025, the Company entered into the Commitment Letter pursuant to which Blackstone Credit has committed, subject to the satisfaction of customary conditions, to provide the Company with the Incremental Loan Facility in an amount equal to the U.S. dollar equivalent of €400.0 million. The loans under the Incremental Loan Facility will mature on the same date, will amortize, and will bear the same interest rate as the existing term loans outstanding under the Credit Agreement.

9. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, finance leases and debt. The carrying amounts of all financial instruments reported on the condensed consolidated balance sheets at March 31, 2025 and December 31, 2024 are considered to approximate fair value either due to the relatively short period of time between the origination of these financial instruments and their expected realization, or the interest rates associated with the debt obligations approximate current market rates.

10. Commitments and Contingencies

There are various lawsuits and claims pending against the Company incidental to its business. Although the final results in such suits and proceedings cannot be predicted with certainty, in the opinion of management, the ultimate liability, if any, will not have a material impact on the condensed consolidated financial statements.

Pending Acquisition

On March 7, 2025, following completion of the works council consultation process required under French Law, the Company entered into a purchase agreement to acquire 100% of the shares of LMB Fans & Motors (LMB) for €365 million plus the assumption of net debt (estimated to be €44.3 million). Net debt is payable in cash at closing. LMB is a global specialty player in the design and production of customized high-performance fans and motors. The transaction is expected to close in the third quarter of 2025 shortly after receiving requisite regulatory approvals and is subject to customary closing conditions.

The acquisition will be financed through additional borrowings under the Company's existing Credit Agreement and cash on hand. In connection with the acquisition, we entered into an incremental term facility commitment letter with Blackstone Credit (the Commitment Letter), pursuant to which Blackstone Credit has committed, subject to the satisfaction of customary conditions, to provide us with an incremental term loan facility in an amount equal to the U.S. dollar equivalent of €400.0 million (the Incremental Loan Facility). The loans under the Incremental Loan Facility will mature on the same date, will amortize, and will bear the same interest rate as the existing term loans outstanding under the Credit Agreement.

11. Net Income per Common Share and Common Unit

Net income per common share and common unit was computed as follows (in thousands, except net income per common share and common unit amounts):

	Three Months Ended March 31,
	2025	2024
Net income	$15,316	$2,249
Denominator for basic and diluted earnings per common share:
Weighted-average common shares outstanding - basic	93,556	n/a
Effect of dilutive common shares	2,215	n/a
Weighted average common shares outstanding—diluted	95,771	n/a
Net income per common shares—basic	$0.16	n/a
Net income per common shares—diluted	$0.16	n/a

Denominator for basic and diluted earnings per common unit:
Weighted average common units outstanding—basic	n/a	204
Effect of dilutive common units	n/a	—
Weighted average common units outstanding—diluted	n/a	204
Net income per common unit—basic and diluted	n/a	$11,023.54

12. Income Taxes

At the end of each quarter, the Company makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.

The Company's effective income tax rate for the three months ended March 31, 2025 and 2024 was 22.2% and 37.9%, respectively. The 2025 effective tax rate decreased when compared to 2024, primarily due to a decrease in the valuation allowance against the Company’s deferred tax asset for its disallowed interest carryforward.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed consolidated financial statements including the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q contains both historical information and, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and 27A of the Securities Act of 1933, as amended. All statements other than statements of historical fact included that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained throughout this Quarterly Report on Form 10-Q. These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to, among other things, our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q, including the risks outlined under “Risk Factors,” will be important in determining future results. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors,” of the Annual Report on Form 10-K. Since our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements, we cannot give any assurance that any of the events anticipated by these forward-looking statements will occur or, if any of them does occur, what impact they will have on our business, results of operations and financial condition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. We do not undertake any obligation to update these forward-looking statements, or the risk factors contained in this Quarterly Report on Form 10-Q, to reflect new information, future events or otherwise, except as may be required under federal securities laws.

Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q include but are not limited to: the almost exclusive focus of our business on the aerospace and defense industry; our reliance on certain customers; failure to complete or successfully integrate acquisitions; the sensitivity of our business to the number of flight hours that our customers’ planes spend aloft and our customers’ profitability, both of which are affected by general economic conditions; future geopolitical or other worldwide events; cyber-security threats and natural disasters; the U.S. defense budget and risks associated with being a government supplier including government audits and investigations; failure to maintain government or industry approvals; tariffs on certain imports to the United States and other potential changes to U.S. tariff and import/export regulations; our indebtedness; potential environmental liabilities; liabilities arising in connection with litigation; increases in raw material costs, taxes and labor costs that cannot be recovered in product pricing; risks and costs associated with our international sales and operations; and other factors. Refer to Part II, Item 1A included in this Quarterly Report on Form 10-Q and to Part I, Item 1A of the Annual Report on Form 10-K for additional information regarding the foregoing factors that may affect our business.

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

Recent Developments

On March 7, 2025, following completion of the works council consultation process required under French Law, we entered into a purchase agreement to acquire 100% of the shares of LMB for €365 million plus the assumption of net debt (estimated to be €44.3 million). Net debt is payable in cash at closing. LMB is a global specialty player in the design and production of customized high-performance fans and motors. The transaction is expected to close in the third quarter of 2025 shortly after receiving requisite regulatory approvals and is subject to customary closing conditions.

The acquisition will be financed through additional borrowings under our existing Credit Agreement and cash on hand. In connection with the acquisition, we entered into the Commitment Letter, pursuant to which Blackstone Credit has committed, subject to the satisfaction of customary conditions, to provide us with an Incremental Loan Facility in an amount equal to the U.S. dollar equivalent of €400.0 million. The loans under the Incremental Loan Facility will mature on the same date, will amortize, and will bear the same interest rate as the existing term loans outstanding under the Credit Agreement. Blackstone Credit is a lender under the Credit Agreement and owns approximately 13% of our common stock.

Outlook

As we look to the remainder of 2025, we anticipate net sales growth to be driven by organic growth, in particular the conversion of high levels of backlog of our existing products, and the impact from strategic acquisitions. Backlog primarily consists of firm orders for products that have not yet shipped. Continued inflationary pressures and supply chain disruptions may lead to higher material and labor costs although these pressures and disruptions have not had a material effect on our year-to-date results of operations or capital resources, and we do not expect them to materially affect our outlook or business goals. So far in 2025, we have continued and plan to continue our commitment to develop new products and services, further market penetration, and pursue an aggressive acquisition strategy while seeking to maintain our financial strength and flexibility.

Results of Operations

The following table sets forth, for the three months ended March 31, 2025 and 2024, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (in thousands unless otherwise indicated):

	Three Months Ended March 31,
	2025		2024
	Dollars	% of Net Sales	Dollars	% of Net Sales
Sales	$114,659	100.0%	$91,844	100.0%
Cost of sales	54,953	47.9%	47,411	51.6%
Gross profit	59,706	52.1%	44,433	48.4%
Selling, general and administrative expenses	33,102	28.9%	22,900	24.9%
Transaction expenses	460	0.4%	176	0.2%
Operating income	26,144	22.8%	21,357	23.3%
Interest expense, net	6,459	5.6%	17,734	19.4%
Income before income taxes	19,685	17.2%	3,623	3.9%
Income tax provision	(4,369)	(3.8)%	(1,374)	(1.5)%
Net income	15,316	13.4%	2,249	2.4%
Cumulative translation adjustments, net of tax	(256)	(0.2)%	168	0.2%
Comprehensive income	$15,060	13.2%	$2,417	2.6%
Other Data:
EBITDA (1)	$38,603		$31,300
Adjusted EBITDA (1)	43,133		33,030
Net income margin		13.4%		2.4%
Adjusted EBITDA Margin (1)		37.6%		36.0%

(1)
Refer to “Non-GAAP Financial Measures” in this management’s discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable GAAP financial measure.

Financial and Operational Highlights

Three months ended March 31, 2025 compared with three months ended March 31, 2024

Net Sales

Net sales for the three months ended March 31, 2025 increased $22.8 million, or 24.8%, to $114.7 million as compared to $91.8 million for the three months ended March 31, 2024.

Net organic sales represent net sales from our existing businesses for comparable periods and exclude net sales from acquisitions. We include net sales from new acquisitions in net organic sales from the 13th-month after the acquisition on a comparative basis with the prior period. Net acquisition sales for the three months ended March 31, 2025 represent net sales from acquisitions that were completed in 2024 and 2025 for which there are no comparable net sales during the prior year. We believe this measure provides an understanding of underlying sales trends as it provides net sales comparisons on a consistent basis. We do not believe our net sales are subject to significant seasonal variations. See Note 3, Acquisition and Note 10, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for further information on the Company’s acquisition activities.

Net Organic Sales

Net organic sales for the three months ended March 31, 2025 increased $10.2 million, or 11.1%, to $102.0 million as compared to $91.8 million for the three months ended March 31, 2024. The increase in net organic sales was primarily related to increases in defense sales ($5.4 million, an increase of 32.6%), aftermarket total commercial sales ($4.3 million, an increase of 12.3%), and OEM total commercial sales ($2.2 million, an increase of 6.8%), partially offset by a decline in sales of non-aerospace products ($1.7 million, a decrease of 20.6%). The increase in defense sales was primarily driven by increased market share due to new product launches and an increased demand environment for defense products globally. The increase in aftermarket total commercial sales was primarily due to the continuing recovery in commercial air travel demand. The increase in OEM total commercial sales was driven by increases in demand to support aircraft production for general aviation, wide-body and narrow-body aircraft, as an improving supply chain has allowed us to deliver parts that were previously held because our customers were experiencing bottlenecks in other areas of their supply chains.

Net Acquisition Sales

Net acquisition sales of $12.6 million for the three months ended March 31, 2025 is made up of AAI which was acquired on August 26, 2024. This represents 13.7% of the increase in total net sales for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Gross Profit and Cost of Sales

Cost of sales for the three months ended March 31, 2025 increased $7.5 million, or 15.9%, to $54.9 million compared to $47.4 million for the three months ended March 31, 2024. Cost of sales and the related percentage of net sales for the three months ended March 31, 2025 and 2024 were as follows (in thousands except for percentages):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Cost of sales - excluding costs below	$53,262	$45,756	$7,506	16.4%
% of net sales	46.4%	49.8%
Amortization of intangible and other long-term assets	1,152	855	297	34.7%
% of net sales	1.0%	0.9%
Acquisition and facility integration costs	539	800	(261)	(32.6)%
% of net sales	0.5%	0.9%
Total cost of sales	$54,953	$47,411	$7,542	15.9%
% of net sales	47.9%	51.6%
Gross profit (Net sales less Total cost of sales)	$59,706	$44,433	$15,273	34.4%
Gross profit percentage (Gross profit / Net sales)	52.1%	48.4%

Cost of sales for the three months ended March 31, 2025 decreased 3.7% as a percentage of net sales to 47.9% from 51.6% in the comparable period last year. This decrease in cost of sales is primarily attributable to our operating leverage and execution of strategic value drivers, partially offset by higher amortization expense for intangible and other long-term assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $10.2 million to $33.1 million, or 28.9% as a percentage of net sales, for the three months ended March 31, 2025 from $22.9 million, or 24.9% as a percentage of net sales, for the three months ended March 31, 2024. Selling, general and administrative expenses and the related percentage of net sales for the three months ended March 31, 2025 and 2024 were as follows (amounts in thousands except for percentages):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Selling, general and administrative expenses - excluding costs below	$18,246	$13,706	$4,540	33.1%
% of net sales	15.9%	14.9%
Amortization of intangible and other long-term assets	8,408	6,411	1,997	31.1%
% of net sales	7.3%	7.0%
Stock-based compensation expense	3,089	87	3,002	NM (1)
% of net sales	2.7%	0.1%
Acquisition and facility integration costs	443	667	(224)	(33.6)%
% of net sales	0.4%	0.7%
Research and development expenses	2,916	2,029	887	43.7%
% of net sales	2.6%	2.2%
Total selling, general and administrative expenses	$33,102	$22,900	$10,202	44.6%
% of net sales	28.9%	24.9%

(1) NM - not meaningful.

Selling, general and administrative expenses increased by 4.0% as a percentage of net sales for the three months ended March 31, 2025 when compared to the same period in 2024. This was primarily driven by stock-based compensation expense, research and development expenses, amortization of intangible and other long-term assets, and infrastructure costs related to being a public company.

Transaction Expenses

Transaction expenses for the three months ended March 31, 2025 and 2024 were $0.5 million and $0.2 million, respectively. Transaction costs can fluctuate depending on the size and number of acquisitions in each year.

Operating Income

Operating income for the three months ended March 31, 2025, was $26.1 million, or 22.8% as a percentage of net sales, compared to $21.4 million, or 23.3% as a percentage of net sales for the three months ended March 31, 2024. The increase in operating income is due to the factors discussed above.

Interest Expense

Interest expense for the three months ended March 31, 2025 decreased $11.3 million, or 63.6%, to $6.5 million compared to $17.7 million for the three months ended March 31, 2024. This decrease was attributable to the repayment of $284.6 million aggregate principal amount of the Company's Credit Agreement debt in May 2024 with a portion of the proceeds from our IPO and lower interest rates, partially offset by interest on the August 26, 2024 borrowing of the $360.0 million incremental term loan for the acquisition of AAI, of which $330.0 million of the outstanding term loans were repaid on December 15, 2024 with the proceeds from our Follow-on Offering and our cash from operations.

Income Tax Provision

The income tax provision for the three months ended March 31, 2025 was $4.4 million compared to $1.4 million for the three months ended March 31, 2024. The increase in income tax provision was primarily driven by an increase in the Company's earnings in 2025 compared to 2024.

Net Income

Net income for the three months ended March 31, 2025 was $15.3 million, or 13.4% as a percentage of net sales, compared to net income for the three months ended March 31, 2024 of $2.2 million, or 2.4% as a percentage of net sales. The improvement in results is primarily due to the factors discussed above.

Liquidity and Capital Resources

The following table summarizes our capitalization as of March 31, 2025 and December 31, 2024 (in thousands, unless otherwise indicated):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$80,498	$54,066
Debt:
Credit Agreement debt (including current portion)	281,366	281,366
Less: unamortized debt issuance costs	(3,879)	(4,073)
Finance lease liabilities (including current portion)	3,347	3,402
Total debt	280,834	280,695
Stockholders' equity	1,106,654	1,088,505
Total capitalization (debt plus equity)	1,387,488	1,369,200
Total debt to total capitalization	20%	21%

Our principal historical liquidity requirements have been for acquisitions, capital expenditures, servicing indebtedness and working capital needs. We fund our investing activities primarily from cash provided by our operating and financing activities. As of March 31, 2025, we had availability of $100 million of a delayed draw term loan commitment and a $50 million revolving line of credit. Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our Credit Agreement will be sufficient to fund our cash requirements for at least the next twelve months. As we continue to expand our business, including by any acquisitions we may make, we may in the future require additional working capital for increased costs. See “Credit Agreement” (below) for additional detail regarding our financing activities.

Operating Activities

Net cash provided by operating activities in the three months ended March 31, 2025 and 2024 was $28.4 million and $10.8 million, respectively. The $17.5 million increase was primarily driven by an increase in net income of $13.1 million. Changes in certain other working capital accounts drove the remainder of the increase for the three months ended March 31, 2025.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2025 and 2024 of $1.8 million and $2.4 million, respectively, related to capital expenditures.

Financing Activities

Net cash used in financing activities in the three months ended March 31, 2025 of $0.1 million related to financing leases. Net cash used in financing activities in the three months ended March 31, 2024 was principally related to payments on our Credit Agreement of $1.7 million.

Credit Agreement

The Company’s long-term debt consists primarily of borrowings under its Credit Agreement.

On March 26, 2024, the Credit Agreement was amended to extend the termination date of the delayed draw term loan commitment by approximately nine months, extending it from April 1, 2024 to December 31, 2024.

On April 10, 2024, the Company amended the Credit Agreement to permit certain non-pro rata open market purchases of term loans pursuant to open market purchases. In addition, the Company also entered into that certain Master Open Market Purchase Agreement, by and between affiliates of lender and the Company (Master Open Market Purchase Agreement) to repurchase term loans on a non-pro rata basis subject to certain conditions as set forth therein.

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

At March 31, 2025, there was $281.4 million outstanding under the Credit Agreement, and there remained availability of $100.0 million in delayed draw term loan commitments and $50.0 million in revolving line of credit.

In connection with the pending LMB acquisition expected to close in the third quarter of 2025, we entered into the Commitment Letter. See above under “—Recent Developments.”

Other Obligations and Commitments

We have future obligations under various contracts relating to debt and interest payments, finance and operating leases and our post-retirement benefit plan. During the three months ended March 31, 2025, there were no material changes to these obligations, other than the pending LMB acquisition discussed under “—Recent Developments”. For a description of our other obligations and commitments, see our December 31, 2024 consolidated financial statements reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 31, 2025.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

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

A complete and comprehensive discussion of our most critical accounting policies that require management to make judgments about matters that are inherently uncertain was included in Management’s Discussion and Analysis of Financial Condition and Results of Operations– Critical Accounting Estimates disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 which was filed on March 31, 2025. Refer to Note 2, Basis of Presentation, of the notes to the condensed consolidated financial statements included herein for updates to disclosures of accounting standards recently adopted or required to be adopted in the future.

Non-GAAP Financial Measures

We present below certain financial information based on our EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin. References to “EBITDA” mean earnings before interest, taxes, depreciation and amortization, references to “Adjusted EBITDA” mean EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliations of net income to EBITDA and Adjusted EBITDA, and references to “Adjusted EBITDA Margin” refer to Adjusted EBITDA divided by net sales. EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin are not measurements of financial performance under U.S. GAAP. We present EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin because we believe they are useful indicators for evaluating operating performance. In addition, our management uses Adjusted EBITDA to review and assess the performance of the management team in connection with employee incentive programs and to prepare its annual budget and financial projections. Moreover, our management uses Adjusted EBITDA of target companies to evaluate acquisitions.

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

Because of these limitations, EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin should not be considered as measures of cash available to us to invest in the growth of our business. Management compensates for these limitations by not viewing EBITDA,

Adjusted EBITDA, and Adjusted EBITDA Margin in isolation and specifically by using other U.S. GAAP measures, such as net sales and operating profit, to measure our operating performance. EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin are not measurements of financial performance under U.S. GAAP, and they should not be considered as alternatives to net income or cash flow from operations determined in accordance with U.S. GAAP. Our calculations of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to the calculations of similarly titled measures reported by other companies.

The following table sets forth a reconciliation of net income to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the three months ended March 31, 2025 and 2024 (in thousands unless otherwise indicated):

	Three Months Ended March 31,
	2025	2024
Net income	$15,316	$2,249
Adjustments:
Interest expense, net	6,459	17,734
Income tax provision	4,369	1,374
Operating income	26,144	21,357
Depreciation	2,899	2,678
Amortization	9,560	7,265
EBITDA	38,603	31,300
Adjustments:
Transaction expenses (1)	460	176
Stock-based compensation (2)	3,089	87
Acquisition and facility integration costs (3)	981	1,467
Adjusted EBITDA	$43,133	$33,030
Net sales	$114,659	$91,844
Net income margin	13.4%	2.4%
Adjusted EBITDA Margin	37.6%	36.0%

(1)
Represents third party transaction-related costs for acquisitions comprising deal fees, legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.
(2)
Represents the non-cash compensation expense recognized by the Company for equity awards.
(3)
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risks are described more fully within Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 31, 2025. These market risks have not materially changed for the three months ended March 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors or Executive Officers

(c) During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

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

10.1

Put Option, dated February 20, 2025, by Loar Group Inc. with Ace Aèro Partenaires, Ace LMB Fund, Tikehau Investment Management, Thomas Bernard, Amundi Private equity Funds, and certain other persons (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on February 25, 2025).

10.2	Form of Warranty Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed on February 25, 2025).
10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K/A filed on February 25, 2025).
10.4

Incremental Term Facility Commitment Letter, dated February 20, 2025, by Loar Group Inc. with Blackstone Alternative Credit Advisors LP (on behalf of the funds, accounts and clients managed, advised or sub-advised by it or its affiliates) (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K/A filed on February 25, 2025).

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

Loar Holdings Inc.

Date: May 13, 2025	By:	/s/ Glenn D'Alessandro
Glenn D’Alessandro
Treasurer and Chief Financial Officer
(principal financial and accounting officer)