Form 10-Q
period 2025-06-30
Loar Holdings Inc.
filed 2025-08-13
CIK 2000178

1,749

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, the registrant had 93,622,471 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Loar Holdings Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands except share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$103,342	$54,066
Accounts receivable, net	71,945	63,834
Inventories	99,883	92,639
Other current assets	10,457	9,499
Income taxes receivable	395	632
Total current assets	286,022	220,670
Property, plant and equipment, net	75,666	76,605
Finance lease assets	2,033	2,171
Operating lease assets	5,957	5,584
Other long-term assets	20,025	17,389
Intangible assets, net	420,469	434,662
Goodwill	688,051	693,537
Total assets	$1,498,223	$1,450,618

Liabilities and equity
Current liabilities:
Accounts payable	$16,244	$12,086
Current portion of finance lease liabilities	255	232
Current portion of operating lease liabilities	668	603
Income taxes payable	2,721	1,984
Accrued expenses and other current liabilities	26,585	26,901
Total current liabilities	46,473	41,806
Deferred income taxes	34,891	32,892
Long-term debt, net	277,669	277,293
Finance lease liabilities	3,036	3,170
Operating lease liabilities	5,472	5,136
Other long-term liabilities	1,949	1,816
Total liabilities	369,490	362,113

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 485,000,000 shares authorized; 93,622,471 and 93,556,071 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	936	936
Additional paid-in capital	1,116,823	1,108,225
Retained earnings (accumulated deficit)	11,469	(20,560)
Accumulated other comprehensive loss	(495)	(96)
Total equity	1,128,733	1,088,505
Total liabilities and equity	$1,498,223	$1,450,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$123,123	$97,015	$237,782	$188,859
Cost of sales	56,924	49,489	111,877	96,900
Gross profit	66,199	47,526	125,905	91,959
Selling, general and administrative expenses	36,898	27,276	70,000	50,176
Transaction expenses	1,984	929	2,444	1,105
Other income, net	—	2,867	—	2,867
Operating income	27,317	22,188	53,461	43,545
Interest expense, net	6,481	10,636	12,940	28,370
Refinancing costs	-	1,645	-	1,645
Income before income taxes	20,836	9,907	40,521	13,530
Income tax provision	(4,123)	(2,266)	(8,492)	(3,640)
Net income	$16,713	$7,641	$32,029	$9,890
Net income per common share:
Basic	$0.18	$0.09	$0.34	$0.11
Diluted	$0.17	$0.09	$0.33	$0.11
Weighted average common shares outstanding:
Basic	93,586	87,534	93,571	87,534
Diluted	96,113	89,242	95,933	89,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$16,713	$7,641	$32,029	$9,890
Cumulative translation adjustments, net of tax	(143)	36	(399)	204
Comprehensive income	$16,570	$7,677	$31,630	$10,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands)

	Loar Holdings Inc. Stockholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance, January 1, 2025	93,556	$936	$1,108,225	$(20,560)	$(96)	$1,088,505
Net income	—	—	—	15,316	—	15,316
Stock-based compensation	—	—	3,089	—	—	3,089
Cumulative translation adjustments, net of tax	—	—	—	—	(256)	(256)
Balance, March 31, 2025	93,556	936	1,111,314	(5,244)	(352)	1,106,654
Net income	—	—	—	16,713	—	16,713
Stock-based compensation	—	—	3,650	—	—	3,650
Exercise of stock options	66	—	1,859	—	—	1,859
Cumulative translation adjustments, net of tax	—	—	—	—	(143)	(143)
Balance, June 30, 2025	93,622	$936	$1,116,823	$11,469	$(495)	$1,128,733

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

Loar Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net income	$32,029	$9,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,948	5,408
Amortization of intangibles and other long-term assets	19,197	14,304
Amortization of debt issuance costs	447	692
Stock-based compensation	6,739	4,474
Deferred income taxes	884	(2,451)
Non-cash lease expense	313	277
Refinancing costs	—	1,645
Adjustment to contingent consideration liability	—	(2,867)
Changes in assets and liabilities:
Accounts receivable	(7,653)	(1,714)
Inventories	(6,198)	(7,201)
Other assets	(3,184)	(4,550)
Accounts payable	3,851	3,428
Income taxes payable	653	441
Accrued expenses and other current liabilities	(571)	(3,629)
Operating lease liabilities	(292)	(252)
Net cash provided by operating activities	52,163	17,895

Investing Activities
Capital expenditures	(4,718)	(4,452)
Proceeds from sale of fixed assets	—	322
Proceeds from acquisition purchase price adjustment	—	289
Net cash used in investing activities	(4,718)	(3,841)

Financing Activities
Net proceeds from issuance of common stock	—	325,731
Proceeds from exercise of stock options	1,859	—
Payments of long-term debt	—	(286,349)
Financing costs and other, net	—	(1,676)
Payments of finance lease liabilities	(110)	(90)
Net cash provided by financing activities	1,749	37,616

Effect of translation adjustments on cash and cash equivalents	82	44
Net increase in cash and cash equivalents	49,276	51,714

Cash and cash equivalents, beginning of period	54,066	21,489
Cash and cash equivalents, end of period	$103,342	$73,203

Supplemental information
Interest paid during the period, net of capitalized amounts	$13,056	$28,035
Income taxes paid during the period, net	$7,061	$5,596

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

In connection with a secondary offering of shares by existing shareholders during the three months ended June 30, 2025, the Company paid certain fees and expenses, totaling $0.9 million, which were included in transaction expenses in the Company's condensed consolidated statements of operations for the three and six months ended June 30, 2025. The Company did not receive any proceeds from this offering.

2. Basis of Presentation

As used in this Quarterly Report on Form 10-Q, unless expressly stated otherwise or the context otherwise requires, the terms “Loar,” the “Company,” “we,” “us” and “our” refer to Loar Holdings Inc. and its subsidiaries, collectively.

Principles of Consolidation

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended December 31, 2024 included in Loar Holdings Inc.'s Annual Report on Form 10-K filed on March 31, 2025. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (GAAP). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). The December 31, 2024 condensed consolidated balance sheet was derived from Loar Holdings Inc.’s audited financial statements for the year then-ended. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Reclassification has been made to the prior year's condensed consolidated statement of cash flows to conform with the current year's presentation. These reclassifications have resulted in no changes to the Company's condensed consolidated results of operations, financial position or operating or total cash flows.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires a public business entity to disclose specific categories in its annual effective tax rate reconciliation and provide disaggregated information about significant reconciling items by jurisdiction and by nature. The ASU also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. The standard makes several other changes to income tax disclosure requirements. This standard is effective for annual periods beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively.

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

The total purchase price was allocated to the underlying assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. The following table summarizes the purchase price allocation of the estimated fair values of the assets acquired and the liabilities assumed at the transaction date (in thousands):

Assets acquired:
Current assets	$7,169
Property, plant and equipment	6,996
Intangible assets	152,100
Goodwill	219,301
Deferred income taxes	2,026
Total assets acquired	387,592
Liabilities assumed:
Current liabilities	4,043
Total liabilities assumed	4,043
Net assets acquired	$383,549

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

The results of operations of AAI are included in the Company’s condensed consolidated financial statements for the period subsequent to the completion of the acquisition.

Pro forma financial information

Had the acquisition of AAI occurred as of January 1, 2023, net sales on a pro forma basis for the three and six months ended June 30, 2024 would have been $108.7 million and $210.7 million, respectively. Additionally, income before income taxes on a pro forma basis for the three months ended June 30, 2024 would have been $3.8 million and the loss before income taxes on a pro forma basis for the six months ended June 30, 2024 would have been $0.2 million. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2023, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and the acquired business adjusted for certain items. The pro forma information for the three and six months ended June 30, 2024 includes $2.4 million and $4.8 million, respectively, of amortization of acquired intangible assets resulting from the preliminary purchase price allocation. Interest expense has been adjusted as though the debt incurred to finance the AAI acquisition had been outstanding at January 1, 2023. The pro forma interest expense adjustment for the three and six months ended June 30, 2024 was $9.1 million and

$18.3 million, respectively. The pro forma information does not include the effects of any synergies, cost reduction initiatives or anticipated integration costs related to the acquisition.

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

Products are covered by a standard assurance warranty, that generally is for a period of 25 days to two years depending on the customer, which promises that delivered products conform to contract specifications. The Company does not offer refunds or accept returns, unless related to a defect or warranty related matter. The Company does not sell extended warranties and does not provide warranties outside of fixing defects that existed at the time of sale. As such, warranties are accounted for under ASC 460, Guarantees and not as a separate performance obligation.

Customers generally have payment terms between 30 and 90 days from the satisfaction of the performance obligations. As a practical expedient, the Company does not adjust the amount of consideration for a financing component, as the period between the transfer of goods or services and the customer’s payment is, at contract inception, expected to be one year or less.

Net sales by end market were as follows (in thousands):

	Three Months Ended June 30,
	2025			2024
	OEM Net Sales	Aftermarket Net Sales	Total Net Sales	OEM Net Sales	Aftermarket Net Sales	Total Net Sales
Commercial Aerospace	$19,440	$34,836	$54,276	$14,299	$26,894	$41,193
Business Jet and General Aviation	17,895	12,267	30,162	17,438	9,725	27,163
Total Commercial	37,335	47,103	84,438	31,737	36,619	68,356
Defense	14,332	17,139	31,471	8,855	12,022	20,877
Non-Aerospace	2,655	4,559	7,214	3,451	4,331	7,782
Total	$54,322	$68,801	$123,123	$44,043	$52,972	$97,015

	Six Months Ended June 30,
	2025			2024
	OEM Net Sales	Aftermarket Net Sales	Total Net Sales	OEM Net Sales	Aftermarket Net Sales	Total Net Sales
Commercial Aerospace	$35,504	$67,239	$102,743	$30,492	$52,043	$82,535
Business Jet and General Aviation	37,318	23,702	61,020	33,645	19,132	52,777
Total Commercial	72,822	90,941	163,763	64,137	71,175	135,312
Defense	26,058	34,195	60,253	16,641	20,871	37,512
Non-Aerospace	5,521	8,245	13,766	7,751	8,284	16,035
Total	$104,401	$133,381	$237,782	$88,529	$100,330	$188,859

Contract Liabilities

Contract liabilities, or deferred revenue, represents payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on established terms. The Company's contract liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Contract liabilities, current (1)	$3,879	$4,159
Contract liabilities, long-term	—	—
Total	$3,879	$4,159

(1) Included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

During the three and six months ended June 30, 2025, the Company recognized approximately $0.9 million and $3.6 million, respectively, of revenue that was included in the contract liability balance at December 31, 2024. The Company had no material contract assets at June 30, 2025 and December 31, 2024.

5. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$35,672	$39,162
Work-in-process	38,294	29,797
Finished goods	25,917	23,680
Total	$99,883	$92,639

6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Land	$15,794	$15,411
Buildings and improvements	35,906	35,504
Machinery, equipment, furniture and fixtures	90,422	86,297
Total	142,122	137,212
Less: accumulated depreciation and amortization	(66,456)	(60,607)
Total	$75,666	$76,605

There were no sales of property, plant and equipment during the three and six months ended June 30, 2025.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Compensation and related benefits	$12,258	$14,162
Contract liabilities	3,879	4,159
Other	10,448	8,580
Total	$26,585	$26,901

8. Long-Term Debt

The Company’s debt consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Term loans	$281,366	$281,366
Less: unamortized debt issuance costs	(3,697)	(4,073)
Total net debt	277,669	277,293
Less: current portion	—	—
Long-term debt	$277,669	$277,293

The Company’s long-term debt at June 30, 2025 consisted of borrowings under its Credit Agreement, dated as of October 2, 2017, as amended from time to time (Credit Agreement). The Credit Agreement is secured by substantially all of the assets of the Company.

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

On March 7, 2025, in connection with the pending acquisition of LMB Fans & Motors (LMB) which is expected to close in the third quarter of 2025, the Company entered into the Commitment Letter (as amended and restated) pursuant to which Blackstone Credit has committed, subject to the satisfaction of customary conditions, to provide the Company with the Incremental Loan Facility in an amount equal to the U.S. dollar equivalent of €400.0 million. The loans under the Incremental Loan Facility will mature on the same date, will amortize, and will bear the same interest rate as the existing term loans outstanding under the Credit Agreement.

The Credit Agreement requires the maintenance of a quarterly leverage ratio. There are also certain non-financial covenants in place limiting us from, among other things, incurring other indebtedness, creating any liens on our properties, entering into merger or consolidation transactions, disposing of all or substantially all of our assets and payment of certain dividends and distributions. The Company was in compliance with all financial and non-financial covenants of the Credit Agreement as of June 30, 2025.

The Credit Agreement requires mandatory prepayments of the principal amount if there is excess cash flow, as defined, during a calendar year.

The Credit Agreement permits voluntary principal prepayments, in whole or in part, with no premium for any prepayments made. Any voluntary loan prepayments are applied to reduce future scheduled installments of principal in the order specified by the Company, or if the Company does not specify, the prepayment is applied to reduce the scheduled installments of principal in direct order of maturity. During the year ended December 31, 2024, the Company made voluntary prepayments of $614.6 million. The prepayments exceeded the quarterly mandatory principal payments for the remainder of the term loan. Accordingly, the next term loan principal payment is due on May 10, 2030. There were no voluntary prepayments made under the Credit Agreement during the three and six months ended June 30, 2025

At June 30, 2025, there was $281.4 million outstanding under the Credit Agreement, and there remained availability of $100.0 million in delayed draw term loan commitments and $50.0 million in revolving line of credit.

9. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, finance leases and debt. The carrying amounts of all financial instruments reported on the condensed consolidated balance sheets at June 30, 2025 and December 31, 2024 are considered to approximate fair value either due to the relatively short period of time between the origination of these financial instruments and their expected realization, or the interest rates associated with the debt obligations approximate current market rates.

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

The acquisition will be financed through additional borrowings under the Company's existing Credit Agreement and cash on hand. In connection with the acquisition, we entered into an incremental term facility commitment letter with Blackstone Credit (the Commitment Letter (as amended and restated)), pursuant to which Blackstone Credit has committed, subject to the satisfaction of customary conditions, to provide us with an incremental term loan facility in an amount equal to the U.S. dollar equivalent of €400.0 million (the Incremental Loan Facility). The loans under the Incremental Loan Facility will mature on the same date, will amortize, and will bear the same interest rate as the existing term loans outstanding under the Credit Agreement.

11. Net Income per Common Share

Net income per common share was computed as follows (in thousands, except net income per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$16,713	$7,641	$32,029	$9,890
Denominator for basic and diluted earnings per common share:
Weighted-average common shares outstanding - basic	93,586	87,534	93,571	87,534
Effect of dilutive common shares	2,527	1,708	2,362	1,708
Weighted average common shares outstanding—diluted	96,113	89,242	95,933	89,242
Net income per common shares—basic	$0.18	$0.09	$0.34	$0.11
Net income per common shares—diluted	$0.17	$0.09	$0.33	$0.11

12. Income Taxes

At the end of each quarter, the Company makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.

During the three months ended June 30, 2025 and 2024, the effective income tax rates were 19.8% and 22.9%, respectively. The 2025 effective tax rate decreased when compared to 2024, primarily due to the discrete impact of excess tax benefits associated with share-based payments.

During the six months ended June 30, 2025 and 2024, the effective income tax rates were 21.0% and 26.9%, respectively. The decrease in the effective tax rate was primarily due to a decrease in the valuation allowance against the Company's deferred tax asset for its disallowed interest carryforward and the discrete impact of excess tax benefits associated with share-based payments during 2025.

13. Subsequent Events

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the three months ended September 30, 2025, the Company will evaluate all deferred tax balances under the newly enacted tax law and identify any other changes required to its financial statements as a result of the OBBBA. The Company is still evaluating the impact of the OBBBA and the results of such evaluations will be reflected in the Company's Form 10-Q for the three and nine months ended September 30, 2025.

On July 28, 2025, the Company completed the acquisition of Beadlight Ltd. (Beadlight) for approximately £25 million ($33 million). Beadlight designs, develops, and manufactures illumination solutions, air filtration systems and human-machine interface products from its facility in Witney, England. The purchase price was paid by the Company with cash on hand.

On August 1, 2025, the Credit Agreement was amended to reduce the applicable margin by 0.5%. At the Company's election, interest on loans will accrue at the SOFR rate plus the applicable margin of 4.25% or at the base rate plus the applicable margin of 3.25% as long as the Company maintains a leverage ratio of less than 5.5 to 1.

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

The acquisition will be financed through additional borrowings under our existing Credit Agreement and cash on hand. In connection with the acquisition, we entered into the Commitment Letter (as amended and restated), pursuant to which Blackstone Credit has committed, subject to the satisfaction of customary conditions, to provide us with an Incremental Loan Facility in an amount equal to the U.S. dollar equivalent of €400.0 million. The loans under the Incremental Loan Facility will mature on the same date, will amortize, and will bear the same interest rate as the existing term loans outstanding under the Credit Agreement. Blackstone Credit is a lender under the Credit Agreement and owns approximately 8% of our common stock.

In connection with a secondary offering of shares by existing shareholders during the three months ended June 30, 2025, the Company paid certain fees and expenses, totaling $0.9 million, which were included in transaction expenses in the Company's condensed consolidated statements of operations for the three and six months ended June 30, 2025. The Company did not receive any proceeds from this offering.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the three months ended September 30, 2025, we will evaluate all deferred tax balances under the newly enacted tax law and identify any other changes required to our financial statements as a result of the OBBBA. We are still evaluating the impact of the OBBBA and the results of these evaluations will be reflected in our Form 10-Q for the three and nine months ended September 30, 2025.

On July 28, 2025, we completed the acquisition of Beadlight Ltd. (Beadlight) for approximately £25 million ($33 million). Beadlight designs, develops, and manufactures illumination solutions, air filtration systems and human-machine interface products from its facility in Witney, England. The purchase price was paid by the Company with cash on hand.

On August 1, 2025. the Credit Agreement was amended to reduce the applicable margin by 0.5%. At our election, interest on loans will accrue at the SOFR rate plus the applicable margin of 4.25% or at the base rate plus the applicable margin of 3.25% as long as the Company maintains a leverage ratio of less than 5.5 to 1.

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

Results of Operations

The following table sets forth, for the three and six months ended June 30, 2025 and 2024, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (in thousands unless otherwise indicated):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Dollars	% of Net Sales	Dollars	% of Net Sales	Dollars	% of Net Sales	Dollars	% of Net Sales
Sales	$123,123	100.0%	$97,015	100.0%	$237,782	100.0%	$188,859	100.0%
Cost of sales	56,924	46.2%	49,489	51.0%	111,877	47.1%	96,900	51.3%
Gross profit	66,199	53.8%	47,526	49.0%	125,905	52.9%	91,959	48.7%
Selling, general and administrative expenses	36,898	30.0%	27,276	28.1%	70,000	29.4%	50,176	26.6%
Transaction expenses	1,984	1.6%	929	1.0%	2,444	1.0%	1,105	0.6%
Other income, net	—	—%	2,867	3.0%	—	—%	2,867	1.5%
Operating income	27,317	22.2%	22,188	22.9%	53,461	22.5%	43,545	23.0%
Interest expense, net	6,481	5.3%	10,636	11.0%	12,940	5.4%	28,370	15.0%
Refinancing costs	—	—%	1,645	1.7%	—	—%	1,645	0.9%
Income before income taxes	20,836	16.9%	9,907	10.2%	40,521	17.1%	13,530	7.1%
Income tax provision	(4,123)	(3.3)%	(2,266)	(2.3)%	(8,492)	(3.6)%	(3,640)	(1.9)%
Net income	16,713	13.6%	7,641	7.9%	32,029	13.5%	9,890	5.2%
Cumulative translation adjustments, net of tax	(143)	(0.1)%	36	—%	(399)	(0.2)%	204	0.1%
Comprehensive income	$16,570	13.5%	$7,677	7.9%	$31,630	13.3%	$10,094	5.3%
Other Data:
EBITDA(1)	$40,004		$31,957		$78,606		$63,257
Adjusted EBITDA(1)	47,118		35,031		90,251		68,062
Net income margin		13.6%		7.9%		13.5%		5.2%
Adjusted EBITDA Margin(1)		38.3%		36.1%		38.0%		36.0%

(1)
Refer to “Non-GAAP Financial Measures” in this management’s discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable GAAP financial measure.

Financial and Operational Highlights

Three months ended June 30, 2025 compared with three months ended June 30, 2024

Net Sales

Net sales for the three months ended June 30, 2025 increased $26.1 million, or 26.9%, to $123.1 million as compared to $97.0 million for the three months ended June 30, 2024, as discussed below.

Net organic sales represent net sales from our existing businesses for comparable periods and exclude net sales from acquisitions. We include net sales from new acquisitions in net organic sales from the 13th-month after the acquisition on a comparative basis with the prior period. Net acquisition sales for the three months ended June 30, 2025 represent net sales from acquisitions that were completed in 2024 for which there are no comparable net sales during the prior year. We believe this measure provides an understanding of underlying sales trends as it provides net sales comparisons on a consistent basis. We do not believe our net sales are subject to significant seasonal variations. See Note 3, Acquisition of the Notes to Condensed Consolidated Financial Statements for further information on the Company’s acquisition activities.

Net Organic Sales

Net organic sales for the three months ended June 30, 2025 increased $11.0 million or 11.3%, to $108.0 million as compared to $97.0 million for the three months ended June 30, 2024. The increase in net organic sales was primarily related to increases in OEM total commercial sales ($4.8 million, an increase of 15.3%), aftermarket total commercial sales ($4.5 million, an increase of 12.4%), and defense sales ($2.2 million, an increase of 10.5%), partially offset by a decline in non-aerospace sales ($0.6 million, a decrease of 7.3%). The increase in OEM total commercial sales was driven by increases in demand to support aircraft production for general aviation, wide-body and narrow-body aircraft. The increase in aftermarket total commercial sales was primarily due to the continuing recovery in commercial air travel demand. The increase in defense sales was primarily driven by increased market share due to new product launches and an increased demand for defense products globally.

Net Acquisition Sales

Net acquisition sales of $15.1 million for the three months ended June 30, 2025 is made up of AAI which was acquired on August 26, 2024. This represents 15.6% of the increase in total net sales for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Gross Profit and Cost of Sales

Cost of sales for the three months ended June 30, 2025 increased $7.4 million, or 15.0%, to $56.9 million compared to $49.5 million for the three months ended June 30, 2024 as a result of the increase in sales. Cost of sales and the related percentage of net sales for the three months ended June 30, 2025 and 2024 were as follows (in thousands except for percentages):

	Three Months Ended June 30,
	2025	2024	Change	% Change
Cost of sales - excluding costs below	$54,807	$48,497	$6,310	13.0%
% of net sales	44.5%	50.0%
Amortization of intangible and other long-term assets	1,187	632	555	87.8%
% of net sales	1.0%	0.6%
Acquisition and facility integration costs	930	360	570	158.3%
% of net sales	0.8%	0.4%
Total cost of sales	$56,924	$49,489	$7,435	15.0%
% of net sales	46.2%	51.0%
Gross profit (Net sales less Total cost of sales)	$66,199	$47,526	$18,673	39.3%
Gross profit percentage (Gross profit / Net sales)	53.8%	49.0%

Cost of sales for the three months ended June 30, 2025 decreased 4.8% as a percentage of net sales to 46.2% from 51.0% in the comparable period last year. This decrease is primarily attributable to our operating leverage, execution of strategic value drivers and favorable sales mix, partially offset by higher amortization expense for intangible and other long-term assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $9.6 million to $36.9 million, or 30.0% as a percentage of net sales, for the three months ended June 30, 2025 from $27.3 million, or 28.1% as a percentage of net sales, for the three months ended June 30, 2024. Selling, general and administrative expenses and the related percentage of net sales for the three months ended June 30, 2025 and 2024 were as follows (amounts in thousands except for percentages):

	Three Months Ended June 30,
	2025	2024	Change	% Change
Selling, general and administrative expenses - excluding costs below	$20,643	$13,621	$7,022	51.6%
% of net sales	16.8%	14.0%
Amortization of intangible and other long-term assets	8,450	6,407	2,043	31.9%
% of net sales	6.9%	6.6%
Stock-based compensation expense	3,650	4,387	(737)	(16.8)%
% of net sales	3.0%	4.5%
Acquisition and facility integration costs	550	265	285	107.5%
% of net sales	0.4%	0.3%
Research and development expenses	3,605	2,596	1,009	38.9%
% of net sales	2.9%	2.7%
Total selling, general and administrative expenses	$36,898	$27,276	$9,622	35.3%
% of net sales	30.0%	28.1%

Selling, general and administrative expenses increased by 1.9% as a percentage of net sales for the three months ended June 30, 2025 when compared to the same period in 2024. This was primarily due to additional costs associated with being a public company including Sarbanes-Oxley Act (SOX) compliance and additional organizational costs, amortization of intangible and other long-term assets, and research and development expenses, partially offset by lower stock-based compensation expense. During the three months ended June 30, 2024, we completed the IPO which was an event that triggered the vesting of all outstanding unvested equity units. This resulted in the Company recording the then unrecognized stock-based compensation expense of $1.1 million.

Transaction Expenses

Transaction expenses for the three months ended June 30, 2025 and 2024 were $2.0 million and $0.9 million, respectively. During the three months ended June 30, 2025, approximately $0.9 million of costs related to the secondary offering were included in transaction expenses. Transaction costs can fluctuate depending on the size and number of acquisitions in each year.

Operating Income

Operating income for the three months ended June 30, 2025, was $27.3 million, or 22.2% as a percentage of net sales, compared to $22.2 million, or 22.9% as a percentage of net sales for the three months ended June 30, 2024. The increase in operating income is due to the factors discussed above.

Interest Expense

Interest expense for the three months ended June 30, 2025 decreased $4.2 million, or 39.1%, to $6.5 million compared to $10.6 million for the three months ended June 30, 2024. This decrease was attributable to the repayment of $284.6 million aggregate principal amount of the Company's Credit Agreement debt in May 2024 with a portion of the proceeds from our IPO and lower interest rates.

Income Tax Provision

The income tax provision for the three months ended June 30, 2025 was $4.1 million compared to $2.3 million for the three months ended June 30, 2024. The increase in income tax provision was primarily driven by an increase in the Company's earnings in 2025 compared to 2024.

Net Income

Net income for the three months ended June 30, 2025 was $16.7 million, or 13.6% as a percentage of net sales, compared to net income for the three months ended June 30, 2024 of $7.6 million, or 7.9% as a percentage of net sales. The improvement in results is primarily due to the factors discussed above.

Six months ended June 30, 2025 compared with six months ended June 30, 2024

Net Sales

Net sales for the six months ended June 30, 2025 increased $48.9 million, or 25.9%, to $237.8 million as compared to $188.9 million for the six months ended June 30, 2024, as discussed below.

Net organic sales represent net sales from our existing businesses for comparable periods and exclude net sales from acquisitions. We include net sales from new acquisitions in net organic sales from the 13th-month after the acquisition on a comparative basis with the prior period. Net acquisition sales for the six months ended June 30, 2025 represent net sales from acquisitions that were completed in 2024 and 2025 for which there are no comparable net sales during the prior year. We believe this measure provides an understanding of underlying sales trends as it provides net sales comparisons on a consistent basis. We do not believe our net sales are subject to significant seasonal variations. See Note 3, Acquisition and Note 10, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for further information on the Company’s acquisition activities.

Net Organic Sales

Net organic sales for the six months ended June 30, 2025 increased $21.2 million, or 11.2%, to $210.1 million as compared to $188.9 million for the six months ended June 30, 2024. The increase in net organic sales was primarily related to increases in aftermarket total commercial sales ($8.8 million, an increase of 12.4%), defense sales ($7.6 million, an increase of 20.3%), and OEM total commercial sales ($7.1 million, an increase of 11.0%), partially offset by a decline in non-aerospace sales ($2.3 million, a decrease of 14.2%). The increase in aftermarket total commercial sales was primarily due to the continuing recovery in commercial air travel demand. The increase in defense sales was primarily driven by increased market share due to new product launches and an increased demand for defense products globally. The increase in OEM total commercial sales was driven by increases in demand to support aircraft production for general aviation, wide-body and narrow-body aircraft. as an improving supply chain has allowed us to deliver parts that were previously held because our customers were experiencing bottlenecks in other areas of their supply chains.

Net Acquisition Sales

Net acquisition sales of $27.7 million for the six months ended June 30, 2025 is made up of AAI which was acquired on August 26, 2024. This represents 14.7% of the increase in total net sales for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Gross Profit and Cost of Sales

Cost of sales for the six months ended June 30, 2025 increased $15.0 million, or 15.5%, to $111.9 million compared to $96.9 million for the six months ended June 30, 2024 as a result of the increase in sales. Cost of sales and the related percentage of net sales for the six months ended June 30, 2025 and 2024 were as follows (in thousands except for percentages):

	Six Months Ended June 30,
	2025	2024	Change	% Change
Cost of sales - excluding costs below	$108,069	$94,254	$13,815	14.7%
% of net sales	45.4%	49.9%
Amortization of intangible and other long-term assets	2,339	1,486	853	57.4%
% of net sales	0.9%	0.8%
Acquisition and facility integration costs	1,469	1,160	309	26.6%
% of net sales	0.6%	0.6%
Total cost of sales	$111,877	$96,900	$14,977	15.5%
% of net sales	47.1%	51.3%
Gross profit (Net sales less Total cost of sales)	$125,905	$91,959	$33,946	36.9%
Gross profit percentage (Gross profit / Net sales)	52.9%	48.7%

Cost of sales for the six months ended June 30, 2025 decreased 4.2% as a percentage of net sales to 47.1% from 51.3% in the comparable period last year. This decrease is primarily attributable to our operating leverage, execution of strategic value drivers, and favorable sales mix, partially offset by higher amortization expense for intangible and other long-term assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $19.8 million to $70.0 million, or 29.4% as a percentage of net sales, for the six months ended June 30, 2025 from $50.2 million, or 26.6% as a percentage of net sales, for the six months ended June 30, 2024.

Selling, general and administrative expenses and the related percentage of net sales for the six months ended June 30, 2025 and 2024 were as follows (amounts in thousands except for percentages):

	Six Months Ended June 30,
	2025	2024	Change	% Change
Selling, general and administrative expenses - excluding costs below	$38,889	$27,326	$11,563	42.3%
% of net sales	16.4%	14.5%
Amortization of intangible and other long-term assets	16,858	12,818	4,040	31.5%
% of net sales	7.1%	6.8%
Stock-based compensation expense	6,739	4,474	2,265	50.6%
% of net sales	2.8%	2.4%
Acquisition and facility integration costs	993	933	60	6.4%
% of net sales	0.4%	0.5%
Research and development expenses	6,521	4,625	1,896	41.0%
% of net sales	2.8%	2.4%
Total selling, general and administrative expenses	$70,000	$50,176	$19,824	39.5%
% of net sales	29.4%	26.6%

Selling, general and administrative expenses increased by 2.8% as a percentage of net sales for the six months ended June 30, 2025 when compared to the same period in 2024. This was due to additional costs associated with being a public company including SOX compliance and additional organizational costs, amortization of intangible and other long-term assets, stock-based compensation expense, and research and development expenses,.

Transaction Expenses

Transaction expenses for the six months ended June 30, 2025 and 2024 were $2.4 million and $1.1 million, respectively. During the six months ended June 30, 2025, approximately $0.9 million of costs related to the secondary offering were included in transaction expenses. Transaction costs can fluctuate depending on the size and number of acquisitions in each year.

Operating Income

Operating income for the six months ended June 30, 2025, was $53.5 million, or 22.5% as a percentage of net sales, compared to $43.5 million, or 23.0% as a percentage of net sales for the six months ended June 30, 2024. The increase in operating income is due to the factors discussed above.

Interest Expense

Interest expense for the six months ended June 30, 2025 decreased $15.4 million, or 54.4%, to $12.9 million compared to $28.4 million for the six months ended June 30, 2024. This decrease was attributable to the repayment of $284.6 million aggregate principal amount of the Company's Credit Agreement debt in May 2024 with a portion of the proceeds from our IPO and lower interest rates.

Income Tax Provision

The income tax provision for the six months ended June 30, 2025 was $8.5 million compared to $3.6 million for the six months ended June 30, 2024. The increase in income tax provision was primarily driven by an increase in the Company's earnings in 2025 compared to 2024.

Net Income

Net income for the six months ended June 30, 2025 was $32.0 million, or 13.5% as a percentage of net sales, compared to net income for the six months ended June 30, 2024 of $9.9 million, or 5.2% as a percentage of net sales. The improvement in results is primarily due to the factors discussed above.

Liquidity and Capital Resources

The following table summarizes our capitalization as of June 30, 2025 and December 31, 2024 (in thousands, unless otherwise indicated):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$103,342	$54,066
Debt:
Credit Agreement debt (including current portion)	281,366	281,366
Less: unamortized debt issuance costs	(3,697)	(4,073)
Finance lease liabilities (including current portion)	3,291	3,402
Total debt	280,960	280,695
Stockholders' equity	1,128,733	1,088,505
Total capitalization (debt plus equity)	1,409,693	1,369,200
Total debt to total capitalization	20%	21%

Our principal historical liquidity requirements have been for acquisitions, capital expenditures, servicing indebtedness and working capital needs. We fund our investing activities primarily from cash provided by our operating and financing activities. As of June 30, 2025, we had availability of $100 million of a delayed draw term loan commitment and a $50 million revolving line of credit. Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our Credit Agreement will be sufficient to fund our cash requirements for at least the next twelve months. As we continue to expand our business, including through acquisitions we may make, we may in the future require additional working capital for increased costs. See “Credit Agreement” (below) for additional detail regarding our financing activities.

Operating Activities

Net cash provided by operating activities in the six months ended June 30, 2025 and 2024 was $52.2 million and $17.9 million, respectively. The $34.3 million increase was primarily driven by an increase in net income of $22.1 million and the increase in non-cash operating items of approximately $12.0 million.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2025 and 2024 of $4.7 million and $3.8 million, respectively, was principally related to capital expenditures.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2025 of $1.7 million related primarily to stock option exercises. Net cash provided by financing activities in the six months ended June 30, 2024 of $37.6 million was principally related to proceeds from the Company's IPO of $325.7 million, offset by payments on our Credit Agreement of $286.3 million and financing leases.

Credit Agreement

The Company’s long-term debt consists primarily of borrowings under its Credit Agreement.

On March 26, 2024, the Credit Agreement was amended to extend the termination date of the delayed draw term loan commitment by approximately nine months, extending it from April 1, 2024 to December 31, 2024.

On April 10, 2024, the Credit Agreement was amended to permit certain non-pro rata open market purchases of term loans pursuant to open market purchases. In addition, we also entered into that certain Master Open Market Purchase Agreement, by and between affiliates of lender and the Company (Master Open Market Purchase Agreement) to repurchase term loans on a non-pro rata basis subject to certain conditions as set forth therein.

On May 3, 2024, a portion of the net proceeds from the IPO was used to repay $284.6 million aggregate principal amount of term loans under the Credit Agreement plus accrued interest of $0.3 million. We wrote-off $0.8 million in unamortized debt issuance costs and expensed $0.8 million in refinancing costs associated with the amendment of the Credit Agreement during the three and six months ended June 30, 2024.

On May 10, 2024, the Credit Agreement was amended to extend the maturity date to May 10, 2030 from April 2, 2026 and reduce the applicable margin by between 2.0 and 2.5 percentage points based on the Company’s leverage ratio. At our election, interest on loans will accrue at the SOFR rate plus the applicable margin of 4.75% or at the base rate plus the applicable margin of 3.75% as long as the leverage ratio of less than 5.5 to 1 is maintained. Also, the existing availability under the delayed draw term loan commitment was increased to $100 million, which terminates if not drawn upon by May 10, 2026. In addition, the existing revolving line of credit under the Credit Agreement was replaced with a new revolving credit commitment of $50 million. The unused portion of the revolving line of credit carries a commitment fee of 0.375%. Loans outstanding under the revolving line of credit, if any, mature on May 10, 2029. Debt issuance costs associated with the amendment of approximately $0.9 million were capitalized during the three and six months ended June 30, 2024.

On August 26, 2024, the Credit Agreement was amended to make available an incremental term loan in an aggregate principal amount equal to $360 million for purposes of (i) paying a portion of the consideration payable by it pursuant to the terms of that certain purchase agreement (the "Purchase Agreement") pursuant to which the Company agreed to purchase from AAI Parent all the issued and outstanding equity interests of AAI, (ii) paying fees and expenses incurred in connection with the foregoing, and (iii) otherwise to fund working capital and general corporate purposes.

On December 17, 2024, the net proceeds from the Follow-on Offering and cash from operations were used to repay $330.0 million aggregate principal amount of term loans under the Credit Agreement plus accrued interest of $1.5 million. Unamortized debt issuance costs $4.8 million were written off as a result.

On March 7, 2025, in connection with the pending LMB acquisition expected to close in the third quarter of 2025, we entered into the Commitment Letter (as amended and restated). See above under “—Recent Developments.”

At June 30, 2025, there was $281.4 million outstanding under the Credit Agreement, and there remained availability of $100.0 million in delayed draw term loan commitments and $50.0 million in revolving line of credit.

Other Obligations and Commitments

We have future obligations under various contracts relating to debt and interest payments, finance and operating leases and our post-retirement benefit plan. During the six months ended June 30, 2025, there were no material changes to these obligations, other than the pending LMB acquisition discussed under “—Recent Developments”. For a description of our other obligations and commitments, see our December 31, 2024 consolidated financial statements reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 31, 2025.

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

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

The following table sets forth a reconciliation of net income to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the three and six months ended June 30, 2025 and 2024 (in thousands unless otherwise indicated):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$16,713	$7,641	$32,029	$9,890
Adjustments:
Interest expense, net	6,481	10,636	12,940	28,370
Refinancing costs	—	1,645	—	1,645
Income tax provision	4,123	2,266	8,492	3,640
Operating income	27,317	22,188	53,461	43,545
Depreciation	3,050	2,730	5,948	5,408
Amortization	9,637	7,039	19,197	14,304
EBITDA	40,004	31,957	78,606	63,257
Adjustments:
Other income, net (1)	—	(2,867)	—	(2,867)
Transaction expenses (2)	1,984	929	2,444	1,105
Stock-based compensation (3)	3,650	4,387	6,739	4,474
Acquisition and facility integration costs (4)	1,480	625	2,462	2,093
Adjusted EBITDA	$47,118	$35,031	$90,251	$68,062
Net sales	$123,123	$97,015	$237,782	$188,859
Net income margin	13.6%	7.9%	13.5%	5.2%
Adjusted EBITDA Margin	38.3%	36.1%	38.0%	36.0%

(1)
For the three and six months ended June 30, 2024, represents the reduction in the estimated contingent purchase price for the CAV acquisition.
(2)
Represents third party transaction-related costs for acquisitions comprising deal fees, legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred. During the three and six months ended June 30, 2025, approximately $0.9 million of costs related to the secondary stock offering from which we did not receive any proceeds were also included in transaction expenses.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risks are described more fully within Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 31, 2025. These market risks have not materially changed for the six months ended June 30, 2025.

Item 4. Controls and Procedures

We completed our initial public offering on April 29, 2024 and as such are required to comply with the SEC’s rules in Section 302 of the Sarbanes-Oxley Act, requiring our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we will be required to disclose material changes made to our internal controls and procedures on a quarterly basis, we will not be required to make our first assessment of the effectiveness of our internal control over financial reporting under Section 404 until our second annual report on Form 10-K after we became a public company, which will be for our fiscal year ending December 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information

Securities Trading Plans of Directors or Executive Officers

(c) During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

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

10.1

Waiver to the Registration Rights Agreement, dated as of May 13, 2025, by and among Loar Holdings Inc. and each of the investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 19, 2025).

10.2†	Loar Holdings Inc. Amended and Restated 2024 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 22, 2025).
10.3*

Amended and Restated Commitment Letter, dated July 29, 2025, by Loar Group Inc. with Blackstone Alternative Credit Advisors LP (on behalf of the funds, accounts and clients managed, advised or sub-advised by it or its affiliates).

10.4*

Seventeenth Amendment to Credit Agreement, dated as of August 1, 2025, by and among Loar Group Inc., Loar Holdings Inc., the other guarantors party thereto from time to time, the lenders party thereto from time to time, First Eagle Alternative Credit, LLC, as administrative agent for the lenders and as collateral agent for the secured parties, and Citibank, N.A., as the revolving administrative agent.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

† Compensatory arrangements for director(s) and/or executive officer(s).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Loar Holdings Inc.

Date: August 13, 2025	By:	/s/ Glenn D'Alessandro
Glenn D’Alessandro
Treasurer and Chief Financial Officer
(principal financial and accounting officer)