Form 10-Q
period 2025-09-30
Loar Holdings Inc.
filed 2025-11-12
CIK 2000178

3,200

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 4, 2025, the registrant had 93,622,471 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Loar Holdings Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands except share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$98,955	$54,066
Accounts receivable, net	78,571	63,834
Inventories	105,471	92,639
Other current assets	10,891	9,499
Income taxes receivable	1,588	632
Total current assets	295,476	220,670
Property, plant and equipment, net	78,107	76,605
Finance lease assets	1,963	2,171
Operating lease assets	5,856	5,584
Other long-term assets	22,604	17,389
Intangible assets, net	424,459	434,662
Goodwill	705,581	693,537
Total assets	$1,534,046	$1,450,618

Liabilities and equity
Current liabilities:
Accounts payable	$17,653	$12,086
Current portion of finance lease liabilities	261	232
Current portion of operating lease liabilities	699	603
Income taxes payable	2,622	1,984
Accrued expenses and other current liabilities	28,648	26,901
Total current liabilities	49,883	41,806
Deferred income taxes	34,361	32,892
Long-term debt, net	279,357	277,293
Finance lease liabilities	2,967	3,170
Operating lease liabilities	5,347	5,136
Other long-term liabilities	1,935	1,816
Total liabilities	373,850	362,113

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 485,000,000 shares authorized; 93,622,471 and 93,556,071 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	936	936
Additional paid-in capital	1,120,701	1,108,225
Retained earnings (accumulated deficit)	39,075	(20,560)
Accumulated other comprehensive loss	(516)	(96)
Total equity	1,160,196	1,088,505
Total liabilities and equity	$1,534,046	$1,450,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Net Income

(Unaudited, in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$126,751	$103,519	$364,533	$292,378
Cost of sales	59,973	50,615	171,850	147,515
Gross profit	66,778	52,904	192,683	144,863
Selling, general and administrative expenses	35,758	30,186	105,758	80,362
Transaction expenses	1,846	1,444	4,290	2,549
Other (expense) income, net	(154)	1,574	(154)	4,441
Operating income	29,020	22,848	82,481	66,393
Interest expense, net	6,012	9,962	18,952	38,332
Refinancing costs	—	—	—	1,645
Income before income taxes	23,008	12,886	63,529	26,416
Income tax benefit (provision)	4,598	(4,230)	(3,894)	(7,870)
Net income	$27,606	$8,656	$59,635	$18,546
Net income per common share:
Basic	$0.29	$0.10	$0.64	$0.21
Diluted	$0.29	$0.09	$0.62	$0.20
Weighted average common shares outstanding:
Basic	93,622	89,704	93,588	88,722
Diluted	95,875	91,931	95,912	90,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$27,606	$8,656	$59,635	$18,546
Cumulative translation adjustments, net of tax	(21)	(52)	(420)	152
Comprehensive income	$27,585	$8,604	$59,215	$18,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands)

	Loar Holdings Inc. Stockholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance, January 1, 2025	93,556	$936	$1,108,225	$(20,560)	$(96)	$1,088,505
Net income	—	—	—	15,316	—	15,316
Stock-based compensation	—	—	3,089	—	—	3,089
Cumulative translation adjustments, net of tax	—	—	—	—	(256)	(256)
Balance, March 31, 2025	93,556	936	1,111,314	(5,244)	(352)	1,106,654
Net income	—	—	—	16,713	—	16,713
Stock-based compensation	—	—	3,650	—	—	3,650
Exercise of stock options	66	—	1,859	—	—	1,859
Cumulative translation adjustments, net of tax	—	—	—	—	(143)	(143)
Balance, June 30, 2025	93,622	936	1,116,823	11,469	(495)	1,128,733
Net income	—	—	—	27,606	—	27,606
Stock-based compensation	—	—	3,878	—	—	3,878
Exercise of stock options	—	—	—	—	—	-
Cumulative translation adjustments, net of tax	—	—	—	—	(21)	(21)
Balance, September 30, 2025	93,622	$936	$1,120,701	$39,075	$(516)	$1,160,196

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

Loar Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net income	$59,635	$18,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,874	8,183
Amortization of intangibles and other long-term assets	29,060	22,249
Amortization of debt issuance costs	670	931
Recognition of inventory step-up	45	276
Stock-based compensation	10,617	7,568
Deferred income taxes	(2,753)	(141)
Non-cash lease expense	451	438
Refinancing costs	—	1,645
Adjustment to contingent consideration liability	—	(2,856)
Changes in assets and liabilities:
Accounts receivable	(13,276)	(4,331)
Inventories	(9,559)	(13,694)
Other assets	(7,399)	(4,455)
Accounts payable	4,430	2,825
Income taxes payable	204	109
Accrued expenses and other current liabilities	1,278	(1,513)
Environmental liabilities	—	(1,145)
Operating lease liabilities	(420)	(392)
Net cash provided by operating activities	81,857	34,243

Investing Activities
Capital expenditures	(7,493)	(6,406)
Proceeds from sale of fixed assets	—	322
Payments for acquisitions, net of cash acquired	(32,813)	(383,222)
Net cash used in investing activities	(40,306)	(389,306)

Financing Activities
Net proceeds from issuance of common stock	—	325,408
Proceeds from exercise of stock options	1,859	—
Proceeds from issuance of long-term debt	1,500	360,000
Payments of long-term debt	—	(287,881)
Financing costs and other, net	—	(8,876)
Payments of finance lease liabilities	(173)	(137)
Net cash provided by financing activities	3,186	388,514

Effect of translation adjustments on cash and cash equivalents	152	239
Net increase in cash and cash equivalents	44,889	33,690

Cash and cash equivalents, beginning of period	54,066	21,489
Cash and cash equivalents, end of period	$98,955	$55,179

Supplemental information
Interest paid during the period, net of capitalized amounts	$19,399	$37,495
Income taxes paid during the period, net	$7,676	$7,925

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

The registration statement related to the Company’s initial public offering (IPO) was declared effective on April 24, 2024, and the
Company’s common stock began trading on the New York Stock Exchange on April 25, 2024. On April 29, 2024, the Company
completed its IPO for the sale of 12.6 million shares of common stock, $0.01 par value per share, at a public offering price of $28.00 per share. The Company received net proceeds from the IPO of approximately $325.4 million after deducting underwriting discounts, commissions, and other offering costs of $28.8 million.

On December 12, 2024, the Company completed a follow-on offering in which it issued 3,852,500 shares of common stock at a price of $85.00 per share (Follow-on Offering). The Company received net proceeds from the offering of approximately $311.6 million after deducting underwriting discounts, commissions, and other offering costs of $16.0 million.

In connection with a secondary offering of shares by existing shareholders in May 2025, the Company paid certain fees and expenses, totaling $0.9 million, which were included in transaction expenses in the Company's condensed consolidated statements of net income for the nine months ended September 30, 2025. The Company did not receive any proceeds from this offering.

2. Basis of Presentation

As used in this Quarterly Report on Form 10-Q, unless expressly stated otherwise or the context otherwise requires, the terms “Loar,” the “Company,” “we,” “us” and “our” refer to Loar Holdings Inc. and its subsidiaries, collectively.

Principles of Consolidation

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended December 31, 2024 included in Loar Holdings Inc.'s Annual Report on Form 10-K filed on March 31, 2025. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (GAAP). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). The December 31, 2024 condensed consolidated balance sheet was derived from Loar Holdings Inc.’s audited financial statements for the year then-ended. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year.

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

3. Acquisition

Beadlight Ltd.

On July 28, 2025, the Company completed the acquisition of Beadlight Ltd. (Beadlight) for £24.6 million ($32.8 million). Beadlight designs, develops, and manufactures illumination solutions, air filtration systems, and human-machine interface products from its facility in Witney, England. The purchase price was paid by the Company with cash on hand.

The total purchase price was allocated to the underlying assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired was allocated to goodwill. The goodwill recognized for the acquisition is not deductible for tax purposes.

The results of operations of Beadlight are included in the Company’s condensed consolidated financial statements for the period subsequent to the completion of the acquisition.

Pro forma net sales and income before income taxes for the acquisition, had it occurred as of January 1, 2024, are not material and, accordingly, are not provided.

Applied Avionics, Inc.

On August 26, 2024, the Company acquired 100% of the membership interests of Applied Avionics, LLC, a Delaware LLC (AAI), which was formerly known as Applied Avionics, Inc. from AAI Holdings, Inc., a Delaware corporation (AAI Parent) for $383.5 million in cash. AAI Parent is owned by certain individual shareholders thereof, including certain members of AAI’s management team. Incorporated in 1968, AAI designs, develops, and manufactures highly engineered avionics interface solutions.

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

Pro forma financial information

Had the acquisition of AAI occurred as of January 1, 2023, net sales on a pro forma basis for the three and nine months ended September 30, 2024 would have been $109.7 million and $320.5 million, respectively. Additionally, income before income taxes on a pro forma basis would have been $7.0 million and $6.9 million for the three and nine months ended September 30, 2024, respectively. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2023, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and the acquired business adjusted for certain items. The pro forma information for the three and nine months ended September 30, 2024 includes $1.6 million and $6.4 million, respectively, of amortization of acquired intangible assets resulting from the preliminary purchase price allocation. Interest expense has been adjusted as though the debt incurred to finance the AAI acquisition had been outstanding at January 1, 2023. The pro forma interest expense adjustment for the three and nine months ended September 30, 2024 was $6.2 million and $24.6 million, respectively. The pro forma information does not include the effects of any synergies, cost reduction initiatives or anticipated integration costs related to the acquisition.

4. Revenue Recognition

All revenue recognized in the condensed consolidated statements of net income is considered to be revenue from contracts with customers.

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

Net sales by end-market were as follows (in thousands):

	Three Months Ended September 30,
	2025			2024
	OEM Net Sales	Aftermarket Net Sales	Total Net Sales	OEM Net Sales	Aftermarket Net Sales	Total Net Sales
Commercial Aerospace	$20,659	$38,169	$58,828	$15,824	$29,058	$44,882
Business Jet and General Aviation	19,859	12,738	32,597	19,911	10,121	30,032
Total Commercial	40,518	50,907	91,425	35,735	39,179	74,914
Defense	13,752	15,032	28,784	10,152	11,810	21,962
Non-Aerospace	3,315	3,227	6,542	2,976	3,667	6,643
Total	$57,585	$69,166	$126,751	$48,863	$54,656	$103,519

	Nine Months Ended September 30,
	2025			2024
	OEM Net Sales	Aftermarket Net Sales	Total Net Sales	OEM Net Sales	Aftermarket Net Sales	Total Net Sales
Commercial Aerospace	$56,163	$105,408	$161,571	$46,316	$81,101	$127,417
Business Jet and General Aviation	57,177	36,440	93,617	53,556	29,253	82,809
Total Commercial	113,340	141,848	255,188	99,872	110,354	210,226
Defense	39,810	49,227	89,037	26,793	32,681	59,474
Non-Aerospace	8,836	11,472	20,308	10,727	11,951	22,678
Total	$161,986	$202,547	$364,533	$137,392	$154,986	$292,378

Contract Liabilities

Contract liabilities, or deferred revenue, represent payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on established terms. The Company's contract liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Contract liabilities, current (1)	$3,695	$4,159
Contract liabilities, long-term	—	—
Total	$3,695	$4,159

(1) Included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

During the three and nine months ended September 30, 2025, the Company recognized approximately $0.1 million and $3.7 million, respectively, of revenue that was included in the contract liability balance at December 31, 2024. The Company had no material contract assets at September 30, 2025 and December 31, 2024.

5. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$40,840	$39,162
Work-in-process	38,711	29,797
Finished goods	25,920	23,680
Total	$105,471	$92,639

6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Land	$16,117	$15,411
Buildings and improvements	37,793	35,504
Machinery, equipment, furniture and fixtures	93,465	86,297
Total	147,375	137,212
Less: accumulated depreciation and amortization	(69,268)	(60,607)
Total	$78,107	$76,605

There were no sales of property, plant and equipment during the three and nine months ended September 30, 2025.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Compensation and related benefits	$13,493	$14,162
Contract liabilities	3,695	4,159
Other	11,460	8,580
Total	$28,648	$26,901

8. Long-Term Debt

The Company’s debt consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Credit agreement term loans	$281,366	$281,366
West Virginia Economic Development Authority notes	1,500	—
Total debt	282,866	281,366
Less: unamortized debt issuance costs	(3,509)	(4,073)
Total net debt	279,357	277,293
Less: current portion	—	—
Long-term debt, net	$279,357	$277,293

The Company’s long-term debt at September 30, 2025 consisted of borrowings under its Credit Agreement, dated as of October 2, 2017, as amended from time to time (Credit Agreement). The Credit Agreement is secured by substantially all of the assets of the Company.

Credit Agreement

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

On December 17, 2024, the Company used the net proceeds from its Follow-on Offering and cash from operations to repay $330.0 million aggregate principal amount of term loans under its Credit Agreement plus accrued interest of $1.5 million. The Company wrote off $4.8 million in unamortized debt issuance costs.

On March 7, 2025, in connection with the pending acquisition of LMB Fans & Motors (LMB) which was expected to close in the third quarter of 2025, and is currently expected to close in the fourth quarter of 2025, the Company entered into the Commitment Letter (as amended and restated) pursuant to which Blackstone Credit has committed, subject to the satisfaction of customary conditions, to provide the Company with the Incremental Loan Facility in an amount equal to the U.S. dollar equivalent of €400.0 million. The loans under the Incremental Loan Facility will mature on the same date, will amortize, and will bear the same interest rate as the existing term loans outstanding under the Credit Agreement.

On August 1, 2025, the Credit Agreement was amended to reduce the applicable margin by 0.5%. At the Company's election, interest on loans will accrue at the SOFR rate plus the applicable margin of 4.25% or at the base rate plus the applicable margin of 3.25% as long as the Company maintains a leverage ratio of less than 5.5 to 1.

The Credit Agreement requires the maintenance of a quarterly leverage ratio. There are also certain non-financial covenants in place limiting us from, among other things, incurring other indebtedness, creating any liens on our properties, entering into merger or consolidation transactions, disposing of all or substantially all of our assets and payment of certain dividends and distributions. The Company was in compliance with all financial and non-financial covenants of the Credit Agreement as of September 30, 2025.

The Credit Agreement requires mandatory prepayments of the principal amount if there is excess cash flow, as defined, during a calendar year.

The Credit Agreement permits voluntary principal prepayments, in whole or in part, with no premium for any prepayments made. Any voluntary loan prepayments are applied to reduce future scheduled installments of principal in the order specified by the Company, or if the Company does not specify, the prepayment is applied to reduce the scheduled installments of principal in direct order of maturity. During the year ended December 31, 2024, the Company made voluntary prepayments of $614.6 million. The prepayments exceeded the quarterly mandatory principal payments for the remainder of the term loan. Accordingly, the next term loan principal payment is due on May 10, 2030. There were no voluntary prepayments made under the Credit Agreement during the three and nine months ended September 30, 2025

At September 30, 2025, there was $281.4 million outstanding under the Credit Agreement, and there remained availability of $100.0 million in delayed draw term loan commitments and $50.0 million in revolving line of credit.

West Virginia Economic Development Authority Loan Agreement

On July 8, 2025, the Company, through its wholly-owned subsidiary, SMR Acquisition LLC, entered into an agreement with the West Virginia Economic Development Authority (WVEDA) for a $1.5 million performance-based forgivable note. This note was made under an aggregate commitment agreement of $5.5 million. The loan will be forgiven in whole or in part if the Company meets the performance requirements, which include capital investments and minimum employment levels during the three years ended July 8, 2028. Under the terms of the agreement, during the three years ended July 8, 2028, principal payments and interest are deferred. Achievement of the performance requirements will result in any principal and interest amounts being fully forgiven. If the performance requirements are not achieved, on July 8, 2028 the note will convert to a term loan which is payable ratably over a term of twenty-four months and bears interest at the July 8, 2028 prime rate plus 2%. If the performance objectives are partially achieved, a portion of the note which is equivalent to the achieved percentage will be forgiven, and the remainder will be converted to a term loan payable under the terms described above.

9. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, finance leases and debt. The carrying amounts of all financial instruments reported on the condensed consolidated balance sheets at September 30, 2025 and December 31, 2024 are considered to approximate fair value either due to the relatively short period of time between the origination of these financial instruments and their expected realization, or the interest rates associated with the debt obligations approximate current market rates.

10. Commitments and Contingencies

There are various lawsuits and claims pending against the Company incidental to its business. Although the final results in such suits and proceedings cannot be predicted with certainty, in the opinion of management, the ultimate liability, if any, will not have a material impact on the condensed consolidated financial statements.

Pending Acquisition

On March 7, 2025, following completion of the works council consultation process required under French Law, the Company entered into a purchase agreement to acquire 100% of the shares of LMB for €365 million (the Base Purchase Price) plus the assumption of net debt. Net debt is payable in cash at closing. Following execution of the purchase agreement, the Company has entered into agreements to extend the long stop date to December 31, 2025 and to increase the Base Purchase Price to €370 million. LMB is a global specialty player in the design and production of customized high-performance fans and motors. The transaction is expected to close in the fourth quarter of 2025 shortly after receiving requisite regulatory approvals and is subject to customary closing conditions.

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

11. Net Income per Common Share

Net income per common share was computed as follows (in thousands, except net income per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$27,606	$8,656	$59,635	$18,546
Denominator for basic and diluted earnings per common share:
Weighted-average common shares outstanding - basic	93,622	89,704	93,588	88,722
Effect of dilutive common shares	2,253	2,227	2,324	2,033
Weighted average common shares outstanding—diluted	95,875	91,931	95,912	90,755
Net income per common shares—basic	$0.29	$0.10	$0.64	$0.21
Net income per common shares—diluted	$0.29	$0.09	$0.62	$0.20

12. Income Taxes

At the end of each quarter, the Company makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The changes to the business interest expense limitation allow the Company to utilize its interest expense carryover, resulting in a release of the valuation allowance currently recorded. Consequently, as of the date of enactment, and during the three and nine months ended September 30, 2025, the Company recognized a discrete tax benefit of $11.4 million from the release of its valuation allowance, partially offset by indirect tax effects of $1.4 million.

During the three months ended September 30, 2025 and 2024, the effective income tax rates were (20.0)% and 32.8%, respectively. The 2025 effective tax rate decreased when compared to 2024, primarily due to the impact from enactment of the OBBBA during the three months ended September 30, 2025.

During the nine months ended September 30, 2025 and 2024, the effective income tax rates were 6.1% and 29.8%, respectively. The decrease in the effective tax rate was primarily due to the impact from enactment of the OBBBA.

The Company's effective income tax rate for the nine-month period ended September 30, 2025 was lower than the federal statutory tax rate of 21% primarily due to enactment of the OBBBA.

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

We primarily serve three core end-markets: commercial, business jet and general aviation, and defense, which have long historical track records of consistent growth. We also serve a diversified customer base within these end-markets where we maintain long-standing customer relationships. We believe that the demanding, extensive and costly qualification process for new entrants, coupled with our history of consistently delivering exceptional solutions for our customers, has provided us with leading market positions and created significant barriers to entry for potential competitors. By utilizing differentiated design, engineering, and manufacturing capabilities, along with a highly targeted acquisition strategy, we have sought to create long-term, sustainable value with a consistent, global business model.

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

Recent Developments

On March 7, 2025, following completion of the works council consultation process required under French Law, we entered into a purchase agreement to acquire 100% of the shares of LMB for €365 million (the Base Purchase Price) plus the assumption of net debt. Net debt is payable in cash at closing. Following execution of the purchase agreement, the Company has entered into agreements to extend the long stop date to December 31, 2025 and to increase the Base Purchase Price to €370 million. LMB is a global specialty player in the design and production of customized high-performance fans and motors. The transaction is expected to close in the fourth quarter of 2025 shortly after receiving requisite regulatory approvals and is subject to customary closing conditions.

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

Outlook

As we look to 2026, we anticipate net sales growth to be driven by organic growth, in particular the conversion of high levels of backlog of our existing products, and the impact from strategic acquisitions. Backlog primarily consists of firm orders for products that have not yet shipped. Continued inflationary pressures and supply chain disruptions may lead to higher material and labor costs although these pressures and disruptions have not had a material effect on our year-to-date results of operations or capital resources, and we do not expect them to materially affect our outlook or business goals. So far in 2025, we have continued and plan to continue our commitment to develop new products and services, further market penetration, and pursue an aggressive acquisition strategy while seeking to maintain our financial strength and flexibility.

Results of Operations

The following table sets forth, for the three and nine months ended September 30, 2025 and 2024, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (in thousands unless otherwise indicated):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Dollars	% of Net Sales	Dollars	% of Net Sales	Dollars	% of Net Sales	Dollars	% of Net Sales
Sales	$126,751	100.0%	$103,519	100.0%	$364,533	100.0%	$292,378	100.0%
Cost of sales	59,973	47.3%	50,615	48.9%	171,850	47.1%	147,515	50.4%
Gross profit	66,778	52.7%	52,904	51.1%	192,683	52.9%	144,863	49.6%
Selling, general and administrative expenses	35,758	28.2%	30,186	29.2%	105,758	29.0%	80,362	27.5%
Transaction expenses	1,846	1.5%	1,444	1.4%	4,290	1.2%	2,549	0.9%
Other (expense) income, net	(154)	(0.1)%	1,574	1.5%	(154)	(0.1)%	4,441	1.5%
Operating income	29,020	22.9%	22,848	22.0%	82,481	22.6%	66,393	22.7%
Interest expense, net	6,012	4.7%	9,962	9.6%	18,952	5.2%	38,332	13.1%
Refinancing costs	—	—%	—	—%	—	—%	1,645	0.6%
Income before income taxes	23,008	18.2%	12,886	12.4%	63,529	17.4%	26,416	9.0%
Income tax benefit (provision)	4,598	3.6%	(4,230)	(4.0)%	(3,894)	(1.1)%	(7,870)	(2.7)%
Net income	27,606	21.8%	8,656	8.4%	59,635	16.3%	18,546	6.3%
Cumulative translation adjustments, net of tax	(21)	—%	(52)	(0.1)%	(420)	(0.1)%	152	0.1%
Comprehensive income	$27,585	21.8%	$8,604	8.3%	$59,215	16.2%	$18,698	6.4%
Other Data:
EBITDA(1)	$41,809		$33,568		$120,415		$96,825
Adjusted EBITDA(1)	49,109		38,096		139,360		106,158
Net income margin		21.8%		8.4%		16.3%		6.3%
Adjusted EBITDA Margin(1)		38.7%		36.8%		38.2%		36.3%

(1)
Refer to “Non-GAAP Financial Measures” in this management’s discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable GAAP financial measure.

Financial and Operational Highlights

Three months ended September 30, 2025 compared with three months ended September 30, 2024

Net Sales

Net sales for the three months ended September 30, 2025 increased $23.2 million, or 22.4%, to $126.8 million as compared to $103.5 million for the three months ended September 30, 2024, as discussed below.

Net organic sales represent net sales from our existing businesses for comparable periods and exclude net sales from acquisitions. We include net sales from new acquisitions in net organic sales from the 13th-month after the acquisition on a comparative basis with the prior year-period. Net acquisition sales for the three months ended September 30, 2025 represent net sales from acquisitions that were completed in 2024 and 2025 for which there are no comparable net sales during the prior year. We believe this measure provides an understanding of underlying sales trends as it provides net sales comparisons on a consistent basis. We do not believe our net sales are subject to significant seasonal variations. See Note 3, Acquisition of the Notes to Condensed Consolidated Financial Statements for further information on the Company’s acquisition activities.

Net Organic Sales

Net organic sales for the three months ended September 30, 2025 increased $11.5 million or 11.1%, to $115.0 million as compared to $103.5 million for the three months ended September 30, 2024. The increase in net organic sales was primarily related to increases in aftermarket total commercial sales ($6.0 million, an increase of 15.4%), OEM total commercial sales ($3.0 million, an increase of 8.3%), and defense sales ($2.7 million, an increase of 12.2%), partially offset by a decline in non-aerospace sales ($0.2 million, a decrease of 2.4%). The increase in aftermarket total commercial sales was primarily due to increases in global commercial air travel demand. The increase in OEM total commercial sales was driven by increases in demand to support aircraft production for general aviation, wide-body and narrow-body aircraft. The increase in defense sales was primarily driven by increased market share due to new product launches and an increased demand for defense products globally.

Net Acquisition Sales

Net acquisition sales of $11.7 million for the three months ended September 30, 2025 is made up of AAI and Beadlight which were acquired on August 26, 2024 and July 28, 2025, respectively. This represents 11.3% of the increase in total net sales for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Gross Profit and Cost of Sales

Cost of sales for the three months ended September 30, 2025 increased $9.4 million, or 18.5%, to $60.0 million compared to $50.6 million for the three months ended September 30, 2024 as a result of the increase in sales. Cost of sales and the related percentage of net sales for the three months ended September 30, 2025 and 2024 were as follows (in thousands except for percentages):

	Three Months Ended September 30,
	2025	2024	Change	% Change
Cost of sales - excluding costs below	$57,732	$48,486	$9,246	19.1%
% of net sales	45.6%	46.8%
Amortization of intangible and other long-term assets	1,254	810	444	54.8%
% of net sales	1.0%	0.8%
Acquisition and facility integration costs	942	1,043	(101)	(9.7)%
% of net sales	0.7%	1.0%
Recognition of inventory step-up	45	276	(231)	(83.7)%
% of net sales	—%	0.3%
Total cost of sales	$59,973	$50,615	$9,358	18.5%
% of net sales	47.3%	48.9%
Gross profit (Net sales less Total cost of sales)	$66,778	$52,904	$13,874	26.2%
Gross profit percentage (Gross profit / Net sales)	52.7%	51.1%

Cost of sales for the three months ended September 30, 2025 decreased 1.6% as a percentage of net sales to 47.3% from 48.9% in the comparable period last year. This decrease is primarily attributable to our operating leverage, execution of strategic value drivers, favorable sales mix, lower acquisition and facility integration and inventory step-up amortization costs, partially offset by higher amortization expense for intangible and other long-term assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $5.6 million to $35.8 million, or 28.2% as a percentage of net sales, for the three months ended September 30, 2025 from $30.2 million, or 29.2% as a percentage of net sales, for the three months ended September 30, 2024. Selling, general and administrative expenses and the related percentage of net sales for the three months ended September 30, 2025 and 2024 were as follows (amounts in thousands except for percentages):

	Three Months Ended September 30,
	2025	2024	Change	% Change
Selling, general and administrative expenses - excluding costs below	$19,893	$17,609	$2,284	13.0%
% of net sales	15.7%	17.0%
Amortization of intangible and other long-term assets	8,609	7,135	1,474	20.7%
% of net sales	6.8%	6.9%
Stock-based compensation expense	3,878	3,094	784	25.3%
% of net sales	3.1%	3.0%
Acquisition and facility integration costs	435	245	190	77.6%
% of net sales	0.3%	0.3%
Research and development expenses	2,943	2,103	840	39.9%
% of net sales	2.3%	2.0%
Total selling, general and administrative expenses	$35,758	$30,186	$5,572	18.5%
% of net sales	28.2%	29.2%

Selling, general and administrative expenses decreased by 1.0% as a percentage of net sales for the three months ended September 30, 2025 when compared to the same period in 2024. This was principally due to the leveraging of fixed costs, partially offset by higher research and development expense.

Transaction Expenses

Transaction expenses for the three months ended September 30, 2025 and 2024 were $1.8 million and $1.4 million, respectively. Transaction costs can fluctuate depending on the size and number of acquisitions in each year.

Operating Income

Operating income for the three months ended September 30, 2025, was $29.0 million, or 22.9% as a percentage of net sales, compared to $22.8 million, or 22.0% as a percentage of net sales for the three months ended September 30, 2024. The increase in operating income is due to the factors discussed above.

Interest Expense

Interest expense for the three months ended September 30, 2025 decreased $4.0 million, or 39.7%, to $6.0 million compared to $10.0 million for the three months ended September 30, 2024. This decrease was attributable to lower average outstanding debt and lower interest rates.

Income Tax Benefit (Provision)

The income tax benefit for the three months ended September 30, 2025 was $4.6 million compared to an income tax provision $4.2 million for the three months ended September 30, 2024. The decrease in income taxes was primarily driven by the tax impact from enactment of the OBBBA during the current year period, partially offset by taxes from the increase in the Company's earnings in 2025 compared to 2024.

Net Income

Net income for the three months ended September 30, 2025 was $27.6 million, or 21.8% as a percentage of net sales, compared to net income for the three months ended September 30, 2024 of $8.7 million, or 8.4% as a percentage of net sales. The improvement in results is primarily due to the factors discussed above.

Nine months ended September 30, 2025 compared with nine months ended September 30, 2024

Net Sales

Net sales for the nine months ended September 30, 2025 increased $72.2 million, or 24.7%, to $364.5 million as compared to $292.4 million for the nine months ended September 30, 2024, as discussed below.

Net organic sales represent net sales from our existing businesses for comparable periods and exclude net sales from acquisitions. We include net sales from new acquisitions in net organic sales from the 13th-month after the acquisition on a comparative basis with the prior year-period. Net acquisition sales for the nine months ended September 30, 2025 represent net sales from acquisitions that were completed in 2024 and 2025 for which there are no comparable net sales during the prior year. We believe this measure provides an understanding of underlying sales trends as it provides net sales comparisons on a consistent basis. We do not believe our net sales are subject to significant seasonal variations. See Note 3, Acquisition and Note 10, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for further information on the Company’s acquisition activities.

Net Organic Sales

Net organic sales for the nine months ended September 30, 2025 increased $32.7 million, or 11.2%, to $325.1 million as compared to $292.4 million for the nine months ended September 30, 2024. The increase in net organic sales was primarily related to increases in aftermarket total commercial sales ($14.8 million, an increase of 13.4%), defense sales ($10.3 million, an increase of 17.3%), and OEM total commercial sales ($10.0 million, an increase of 10.0%), partially offset by a decline in non-aerospace sales ($2.4 million, a decrease of 10.7%). The increase in aftermarket total commercial sales was primarily due to increases in global commercial air travel demand. The increase in defense sales was primarily driven by increased market share due to new product launches and an increased demand for defense products globally. The increase in OEM total commercial sales was driven by increases in demand to support aircraft production for general aviation, wide-body and narrow-body aircraft. as an improving supply chain has allowed us to deliver parts that were previously held because our customers were experiencing bottlenecks in other areas of their supply chains.

Net Acquisition Sales

Net acquisition sales of $39.4 million for the nine months ended September 30, 2025 is made up of AAI and Beadlight which were acquired on August 26, 2024 and July 28, 2025, respectively. This represents 13.5% of the increase in total net sales for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Gross Profit and Cost of Sales

Cost of sales for the nine months ended September 30, 2025 increased $24.3 million, or 16.5%, to $171.9 million compared to $147.5 million for the nine months ended September 30, 2024 as a result of the increase in sales. Cost of sales and the related percentage of net sales for the nine months ended September 30, 2025 and 2024 were as follows (in thousands except for percentages):

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Cost of sales - excluding costs below	$165,801	$142,740	$23,061	16.2%
% of net sales	45.5%	48.8%
Amortization of intangible and other long-term assets	3,593	2,296	1,297	56.5%
% of net sales	1.0%	0.8%
Acquisition and facility integration costs	2,411	2,203	208	9.4%
% of net sales	0.6%	0.7%
Recognition of inventory step-up	45	276	(231)	(83.7)%
% of net sales	—%	0.1%
Total cost of sales	$171,850	$147,515	$24,335	16.5%
% of net sales	47.1%	50.4%
Gross profit (Net sales less Total cost of sales)	$192,683	$144,863	$47,820	33.0%
Gross profit percentage (Gross profit / Net sales)	52.9%	49.6%

Cost of sales for the nine months ended September 30, 2025 decreased 3.3% as a percentage of net sales to 47.1% from 50.4% in the comparable period last year. This decrease is primarily attributable to our operating leverage, execution of strategic value drivers, and favorable sales mix, partially offset by higher amortization expense for intangible and other long-term assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $25.4 million to $105.8 million, or 29.0% as a percentage of net sales, for the nine months ended September 30, 2025 from $80.4 million, or 27.5% as a percentage of net sales, for the nine months ended September 30, 2024. Selling, general and administrative expenses and the related percentage of net sales for the nine months ended September 30, 2025 and 2024 were as follows (amounts in thousands except for percentages):

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Selling, general and administrative expenses - excluding costs below	$58,782	$44,935	$13,847	30.8%
% of net sales	16.1%	15.4%
Amortization of intangible and other long-term assets	25,467	19,953	5,514	27.6%
% of net sales	7.0%	6.8%
Stock-based compensation expense	10,617	7,568	3,049	40.3%
% of net sales	2.9%	2.6%
Acquisition and facility integration costs	1,428	1,178	250	21.2%
% of net sales	0.4%	0.4%
Research and development expenses	9,464	6,728	2,736	40.7%
% of net sales	2.6%	2.3%
Total selling, general and administrative expenses	$105,758	$80,362	$25,396
% of net sales	29.0%	27.5%

Selling, general and administrative expenses increased by 1.5% as a percentage of net sales for the nine months ended September 30, 2025 when compared to the same period in 2024. This was due to additional costs associated with being a public company, including

SOX compliance and additional organizational costs, stock-based compensation expense, research and development expenses, and amortization of intangible and other long-term assets.

Transaction Expenses

Transaction expenses for the nine months ended September 30, 2025 and 2024 were $4.3 million and $2.5 million, respectively. During the nine months ended September 30, 2025, approximately $0.9 million of costs related to the secondary offering without proceeds to the Company were included in transaction expenses. Transaction costs can fluctuate depending on the size and number of acquisitions in each year.

Operating Income

Operating income for the nine months ended September 30, 2025, was $82.5 million, or 22.6% as a percentage of net sales, compared to $66.4 million, or 22.7% as a percentage of net sales for the nine months ended September 30, 2024. The increase in operating income is due to the factors discussed above.

Interest Expense

Interest expense for the nine months ended September 30, 2025 decreased $19.4 million, or 50.6%, to $19.0 million compared to $38.3 million for the nine months ended September 30, 2024. This decrease was attributable to lower average outstanding debt and lower interest rates.

Income Tax Benefit (Provision)

The income tax provision for the nine months ended September 30, 2025 was $3.9 million compared to $7.9 million for the nine months ended September 30, 2024. The decrease in income taxes was primarily driven by the tax impact from enactment of the OBBBA during the current year period, partially offset by taxes from the increase in the Company's earnings in 2025 compared to 2024.

Net Income

Net income for the nine months ended September 30, 2025 was $59.6 million, or 16.3% as a percentage of net sales, compared to net income for the nine months ended September 30, 2024 of $18.5 million, or 6.3% as a percentage of net sales. The improvement in results is primarily due to the factors discussed above.

Liquidity and Capital Resources

The following table summarizes our capitalization as of September 30, 2025 and December 31, 2024 (in thousands, unless otherwise indicated):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$98,955	$54,066
Debt:
Credit Agreement debt (including current portion)	281,366	281,366
West Virgina Economic Development note, non-current	1,500	—
	282,866	281,366
Less: unamortized debt issuance costs	(3,509)	(4,073)
Finance lease liabilities (including current portion)	3,228	3,402
Total debt	282,585	280,695
Stockholders' equity	1,160,196	1,088,505
Total capitalization (debt plus equity)	1,442,781	1,369,200
Total debt to total capitalization	20%	21%

Our principal historical liquidity requirements have been for acquisitions, capital expenditures, servicing indebtedness and working capital needs. We fund our investing activities primarily from cash provided by our operating and financing activities. As of September 30, 2025, we had availability of $100 million of a delayed draw term loan commitment and a $50 million revolving line of credit. Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our Credit Agreement will be sufficient to fund our cash requirements for at least the next twelve months. As we continue to expand our business, including through acquisitions we may make, we may in the future require additional working capital for increased costs. See “Credit Agreement” (below) for additional detail regarding our financing activities.

Operating Activities

Net cash provided by operating activities in the nine months ended September 30, 2025 and 2024 was $81.9 million and $34.2 million, respectively. The $47.7 million increase was primarily driven by an increase in net income of $41.1 million and the increase in non-cash operating items of approximately $8.7 million, partially offset by an increase in working capital.

Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2025 and 2024 of $40.3 million and $389.3 million, respectively, was primarily due to the $32.8 million acquisition of Beadlight in July 2025 and the $383.5 million acquisition of AAI in August 2024, respectively.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2025 of $3.2 million was principally related to proceeds from stock option exercises of $1.9 million and the WVEDA loan of $1.5 million. Net cash provided by financing activities in the nine months ended September 30, 2024 of $388.5 million was principally related to proceeds from the August 2024 borrowing of the $360.0 million incremental term loan for the acquisition of AAI and the Company's IPO of $325.4 million, partially offset by payments on our Credit Agreement of $287.9 million.

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

On May 3, 2024, a portion of the net proceeds from the IPO was used to repay $284.6 million aggregate principal amount of term loans under the Credit Agreement plus accrued interest of $0.3 million. We wrote-off $0.8 million in unamortized debt issuance costs and expensed $0.8 million in refinancing costs associated with the amendment of the Credit Agreement during the nine months ended September 30, 2024.

On May 10, 2024, the Credit Agreement was amended to extend the maturity date to May 10, 2030 from April 2, 2026 and reduce the applicable margin by between 2.0 and 2.5 percentage points based on the Company’s leverage ratio. At our election, interest on loans will accrue at the SOFR rate plus the applicable margin of 4.75% or at the base rate plus the applicable margin of 3.75% as long as the leverage ratio of less than 5.5 to 1 is maintained. Also, the existing availability under the delayed draw term loan commitment was increased to $100 million, which terminates if not drawn upon by May 10, 2026. In addition, the existing revolving line of credit under the Credit Agreement was replaced with a new revolving credit commitment of $50 million. The unused portion of the revolving line of credit carries a commitment fee of 0.375%. Loans outstanding under the revolving line of credit, if any, mature on May 10, 2029. Debt issuance costs associated with the amendment of approximately $0.9 million were capitalized during the nine months ended September 30, 2024.

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

On March 7, 2025, in connection with the pending LMB acquisition which was expected to close in the third quarter of 2025, we entered into the Commitment Letter (as amended and restated). See above under “—Recent Developments.”

On August 1, 2025, the Credit Agreement was amended to reduce the applicable margin by 0.5%. At our election, interest on loans will accrue at the SOFR rate plus the applicable margin of 4.25% or at the base rate plus the applicable margin of 3.25% as long as the Company maintains a leverage ratio of less than 5.5 to 1.

At September 30, 2025, there was $281.4 million outstanding under the Credit Agreement, and there remained availability of $100.0 million in delayed draw term loan commitments and $50.0 million in revolving line of credit.

Other Obligations and Commitments

We have future obligations under various contracts relating to debt and interest payments, finance and operating leases and our post-retirement benefit plan. During the nine months ended September 30, 2025, there were no material changes to these obligations, other than the additional borrowing we expect to incur for the pending LMB acquisition discussed under “—Recent Developments”. For a description of our other obligations and commitments, see our December 31, 2024 consolidated financial statements reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 31, 2025.

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

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

The following table sets forth a reconciliation of net income to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the three and nine months ended September 30, 2025 and 2024 (in thousands unless otherwise indicated):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$27,606	$8,656	$59,635	$18,546
Adjustments:
Interest expense, net	6,012	9,962	18,952	38,332
Refinancing costs	—	—	—	1,645
Income tax (benefit) provision	(4,598)	4,230	3,894	7,870
Operating income	29,020	22,848	82,481	66,393
Depreciation	2,926	2,775	8,874	8,183
Amortization	9,863	7,945	29,060	22,249
EBITDA	41,809	33,568	120,415	96,825
Adjustments:
Recognition of inventory step-ups (1)	45	276	45	276
Other expense (income), net (2)	154	(1,574)	154	(4,441)
Transaction expenses (3)	1,846	1,444	4,290	2,549
Stock-based compensation (4)	3,878	3,094	10,617	7,568
Acquisition and facility integration costs (5)	1,377	1,288	3,839	3,381
Adjusted EBITDA	$49,109	$38,096	$139,360	$106,158
Net sales	$126,751	$103,519	$364,533	$292,378
Net income margin	21.8%	8.4%	16.3%	6.3%
Adjusted EBITDA Margin	38.7%	36.8%	38.2%	36.3%

(1)
Represents accounting adjustments to inventory associated with acquisitions of businesses that were charged to cost of sales when inventory was sold.
(2)
Represents a $2.9 million reduction in the estimated contingent purchase price for the CAV acquisition and $1.7 million of proceeds from the settlement of buyer-side representations and warranties insurance covering the acquisition of DAC during the nine months ended September 30, 2024 and $1.7 million of proceeds from the settlement of buyer-side representations and warranties insurance covering the acquisition of DAC during the three months ended September 30, 2024 .
(3)
Represents third party transaction-related costs for acquisitions comprising deal fees, legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred. During the nine months ended September 30, 2025, approximately $0.9 million of costs related to the secondary stock offering from which we did not receive any proceeds were also included in transaction expenses.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risks are described more fully within Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 31, 2025. These market risks have not materially changed for the nine months ended September 30, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information

Securities Trading Plans of Directors or Executive Officers

(c) During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

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
10.1

Amended and Restated Commitment Letter, dated July 29, 2025, by Loar Group Inc. with Blackstone Alternative Credit Advisors LP (on behalf of the funds, accounts and clients managed, advised or sub-advised by it or its affiliates) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, filed on August 13, 2025).

10.2

Seventeenth Amendment to Credit Agreement, dated as of August 1, 2025, by and among Loar Group Inc., Loar Holdings Inc., the other guarantors party thereto from time to time, the lenders party thereto from time to time, First Eagle Alternative Credit, LLC, as administrative agent for the lenders and as collateral agent for the secured parties, and Citibank, N.A., as the revolving administrative agent. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, filed on August 13, 2025).

10.3*

Amended and Restated Commitment Letter, dated August 29, 2025, by Loar Group Inc. with Blackstone Alternative Credit Advisors LP (on behalf of the funds, accounts and clients managed, advised, or sub-advised by it or its affiliates).

10.4*	Agreement n°2 to Securities Purchase Agreement, dated August 29, 2025 with Ace Aèro Partenaires, Ace Aero Partenaires, and AAP Side-Car LMB Fund.
10.5*

Amended and Restated Commitment Letter, dated October 28, 2025, by Loar Group Inc. with Blackstone Alternative Credit Advisors LP (on behalf of the funds, accounts and clients managed, advised, or sub-advised by it or its affiliates).

10.6*	Agreement n°4 to Securities Purchase Agreement, dated November 10, 2025 with Ace Aèro Partenaires, Ace Aero Partenaires, and AAP Side-Car LMB Fund.
10.7*

Amended and Restated Commitment Letter, dated November 10, 2025, by Loar Group Inc. with Blackstone Alternative Credit Advisors LP (on behalf of the funds, accounts and clients managed, advised, or sub-advised by it or its affiliates).

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

Loar Holdings Inc.

Date: November 12, 2025	By:	/s/ Glenn D'Alessandro
Glenn D’Alessandro
Treasurer and Chief Financial Officer
(principal financial and accounting officer)