Form 10-K
period 2025-12-31
Loar Holdings Inc.
filed 2026-03-02
CIK 2000178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2025 was approximately $8.1 billion based on the New York Stock Exchange closing price on such date.

The number of shares of Registrant’s Common Stock outstanding as of February 16, 2026 was 93,622,471

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2026 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part of this Form 10-K.

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

“2024 Plan” means our Amended and Restated 2024 Equity Incentive Plan;

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

“CAV” refers to CAV Systems Group Limited;

“Credit Agreement” refers to our Nineteenth Amendment to Credit Agreement, dated as of December 23, 2025, by and among Loar Group Inc., Loar Holdings Inc., the other guarantors party thereto from time to time, the lenders party thereto from time to time and First Eagle Alternative Credit, LLC, as administrative agent (the “Administrative Agent”) for the lenders and as collateral agent for the secured parties, as amended, restated, supplemented or otherwise modified;

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

“Harper Engineering” means Harper Engineering Company;

“IPO” refers to the Company’s SEC-registered underwritten initial public offering (IPO), which closed on April 29, 2024;

“JLL” refers to JLL Partners;

“K&F” refers to K&F Industries;

"LMB" refers to LMB Fans & Motors;

“McKechnie” refers to McKechnie Aerospace;

"OBBBA" refers to the One Big Beautiful Bill Act which was signed into law on July 4, 2025;

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

PART I

Item 1. Business.

Our Company

We specialize in the design, manufacture, and sale of niche aerospace and defense components that are essential for today’s aircraft and aerospace and defense systems. Our focus on mission-critical, highly engineered solutions with high-intellectual property content resulted in approximately 89% of our 2025 net sales being derived from proprietary products where we believe we hold market-leading positions. Furthermore, our products have significant aftermarket exposure, which has historically generated predictable and recurring revenue. We estimate that approximately 55% of our 2025 net sales were derived from aftermarket products.

The products we manufacture cover a diverse range of applications supporting nearly every major aircraft platform in use today and include auto throttles, lap-belt airbags, two- and three-point seat belts, water purification systems, fire barriers, polyimide washers and bushings, latches, interior securing devices, hold-open and tie rods, temperature and fluid sensors and switches, carbon and metallic brake discs, fluid and pneumatic-based ice protection, RAM air components, sealing solutions and motion and actuation devices, customized edge-lighted panels and knobs and annunciators for incandescent and LED illuminated pushbutton switches, high-performance fans and cooling devices, lighting, Human-Machine Interface products, and bespoke lighting systems, among others. We primarily serve three core end markets: commercial, business jet and general aviation, and defense, which have long historical track records of consistent growth. We also serve a diversified customer base within these end markets where we maintain long-standing customer relationships. We believe that the demanding, extensive and costly qualification process for new entrants, coupled with our history of consistently delivering exceptional solutions for our customers, has provided us with leading market positions and created significant barriers to entry for potential competitors. By utilizing differentiated design, engineering, and manufacturing capabilities, along with a highly targeted acquisition strategy, we have sought to create long-term, sustainable value with a consistent, global business model.

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

Our portfolio of products serves a variety of applications across aircraft platforms as shown below:

Once Loar’s components are qualified on an aircraft platform, we believe we are likely to maintain our position as the provider of aftermarket parts and services for the life of the platform and related platform derivatives. This results in significant aftermarket revenue, which represented approximately 55% of our 2025 net sales. For the platforms we serve, the total life of an aircraft can be up to 50 years, ensuring steady aftermarket revenue streams with historically higher margins than revenue to OEM customers. We believe our aftermarket exposure provides us with an opportunity for stable, recurring, long-lasting and high-margin financial performance.

In addition to our OEM and aftermarket balance, our revenue is diversified across end markets, customers, and platforms. No more than 12% of our 2025 net sales came from any single customer, and no more than 7% of our 2025 net sales came from any single aircraft platform. We believe that our revenue diversification provides significant resiliency, and it positions us well to take advantage of new business opportunities.

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

On January 21, 2026, the Company acquired Harper Engineering for $250 million in cash. Founded in 1968, Harper Engineering is a leading manufacturer of mechanically engineered devices for aircraft interiors and holds a proprietary portfolio of latching and securing mechanisms used across multiple leading commercial aerospace platforms. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

Our business approach couples strong organic growth with our proven acquisition strategy. Since 2012, we have executed 20 strategic acquisitions, including the acquisition of Harper Engineering in January 2026. We have successfully integrated 18 of these acquisitions due to our highly disciplined approach to evaluating potential acquisition targets, seeking companies with valuable intellectual property, high aftermarket content, revenue synergies, ability to cross-sell and strong customer relationships. We operate in a highly fragmented market, which has historically provided ample acquisition targets as we look to enhance and grow our platform.

Our Industry

End Markets

We primarily compete across three core end markets of the aerospace and defense component industry: commercial, business jet and general aviation, and defense.

Commercial. The commercial aerospace market, our largest end market representing approximately 45% of 2025 net sales, has experienced significant growth over the past several years as a result of increased orders for next-generation commercial aircraft and increased aftermarket requirements from higher levels of aircraft usage in a post-COVID environment. However, the commercial aerospace market has shown consistent long-term growth trends over the past 75 years, spurred by travel demand and the development of a global world economy. The industry’s growth rate has historically outpaced global GDP growth, with RPKs increasing at an average of 1.6x global GDP growth between 1970 and 2022, reflecting an approximate 5% compound annual growth rate (“CAGR).

Commercial OEM revenue historically has been tied to new aircraft production, which is currently supported by the production ramp of several next-generation narrowbody aircraft programs that have large order backlogs (for example, Airbus A320 family and Boeing 737 family). These order backlogs are needed to meet the secular demand for air travel. In 2025, there were more than 30,000 commercial jet aircraft in service, compared to 17,712 commercial jet aircraft in service in 2010, and industry consultants project that future demand requires 49,000 commercial aircraft in service by 2044.

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

Business Jet and General Aviation. Our second largest end market, business jet and general aviation, which accounted for approximately 25% of 2025 net sales, has experienced significant growth over the past several years. The emergence of several business models has provided consumers with greater accessibility and affordability to private aviation, driving increased popularity globally.

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

Defense. The defense end market, which accounted for approximately 25% of 2025 net sales, has continued to benefit from growing global demand. Current geopolitical circumstances, including the Ukraine conflict and the potential for engagements with China and/or Russia have resulted in increased global defense spending. We expect that defense spending will continue to increase as militaries invest to maintain operational readiness.

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

Challenges

Our business is subject to a number of risks inherent to our industry, including, among others, our almost exclusive focus on the aerospace and defense industry, our ability to consummate acquisitions on satisfactory terms and to integrate effectively acquired operations and the cyclical nature of our sales to manufacturers of aircraft. Any number of these factors could impact our business, and there is no guarantee that our historical performance will be predictive of future operational and financial performance. For a description of the challenges we have faced and continue to face and the risks and limitations that could harm our prospects, see “Cautionary Note Regarding Forward-Looking Statements,” “Summary of Risk Factors” and “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

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

Intellectual Property-Driven, Proprietary Products and Expertise in an Industry with High Barriers to Entry. We derived 89% of our 2025 net sales from proprietary products or solutions. Our intellectual property and in-house expertise represent decades of knowledge and investment that we believe competitors would struggle to match. Furthermore, due to the industry’s stringent regulatory, certification and technical requirements, the qualification process for new products is rigorous and costly. Certification processes necessitate significant time and monetary investments from both suppliers and customers, leaving little incentive for either party to repeat these processes once a product is already certified on a platform. Accordingly, we believe that these high barriers to entry provide us with additional growth opportunities with our customers, while the reliability, performance and quality of our products enhance our long-standing customer relationships.

Strategically Focused on Higher-Margin Aftermarket Content. We supply aftermarket products to a large installed, and growing, base of aircraft. We estimate that our addressable market opportunity includes more than 84,000 discrete aircraft across more than 250 total aircraft platforms. Due to our installed OEM base of proprietary products and a demanding certification process, we are often the only supplier providing these products in the aftermarket, which we generally expect to result in a recurring revenue stream for the life of each aircraft platform. The total life of the platforms we serve can be up to 50 years, presenting the opportunity for a long tail of aftermarket service and/or periodic replacement requirements. We believe our ability to support the full aircraft life cycle from initial build to retirement is a key differentiator and has historically generated significant revenue, as represented by the approximately 55% of our 2025 net sales attributable to the aftermarket. The long-term secular growth dynamics of aftermarket demand historically have also led to higher margins and consistent revenue growth.

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

•
End markets: 2025 net sales by category were 45% commercial, 25% business jet and general aviation, 25% defense and 5% non-aviation.
•
Product category or application: The Company’s products are utilized in a variety of applications in the interiors, exteriors and engines that serve both OEM (45% of 2025 net sales) and aftermarket (55% of 2025 net sales) categories of the overall market.
•
Customers: No customer made up more than 12% of 2025 net sales. The top five customers made up 32% of 2025 net sales.
•
Platforms: No aircraft platform represented more than 7% of 2025 net sales. The top six aircraft platforms represented less than 22% of total 2025 net sales. Our top two aircraft platforms are the Airbus 320 family and the Boeing 737 family.

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

Disciplined and Strategic Approach to Acquisitions, with History of Successful Integration. We have a disciplined and thoughtful approach to acquisitions, as demonstrated by the successful integration of 18 acquisitions, since 2012, In addition we expect to continue this successful integration record with the acquisitions of LMB in December 2025 and Harper Engineering in January 2026. Our well-defined acquisition criteria have led us to target companies with proprietary products and/or processes, leading market positions, significant aftermarket potential, strong revenue synergies with potential for cross-selling and strong customer relationships. Management’s experience in driving financial performance from our defined model has led to a targeted goal of doubling an acquired business’s Adjusted EBITDA over a three-to-five-year time frame post-acquisition. Our focused approach to acquisitions and the underlying drivers of value have helped create a scaled and integrated platform.

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

Proven Leadership Team. Our leadership team has a depth of experience running businesses in the aerospace and defense component industry. A core group of our senior management team has worked together for over 30 years at multiple companies, and the average industry experience for 10 members of our senior leadership team is over 25 years, including having worked together for more than 15 years at the Company, McKechnie and/or TransDigm. Our management team has leveraged its extensive industry experience to construct purposely a well-designed and diversified platform at Loar, has generated significant net sales growth, and has navigated many different market environments. In addition, our management team’s incentives are well-aligned with the success of Loar and its stockholders. Members of the management team hold approximately 10% of the shares of our common stock outstanding as of December 31, 2025.

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

Disciplined acquisition strategy. Acquisitions are a core element of our long-term growth strategy. We have considerable experience in executing acquisitions and integrating acquired businesses into our Company and culture, having done so 18 times since our formation in 2012. In addition, we have completed the acquisitions of LMB in December 2025 and Harper Engineering in January 2026. Our disciplined acquisition strategy revolves around acquiring aerospace and defense component businesses with significant aftermarket potential and proprietary content and/or processes, where we believe there is a clear path to value creation.

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

As part of our acquisition strategy, we take a disciplined approach to acquisition target screening, focusing on identifying key characteristics that we believe provide insight on strategic fit. Such characteristics include: (i) aerospace and defense-focused businesses; (ii) proprietary content and/or processes; (iii) significant aftermarket exposure or potential to grow; (iv) focus on niche markets or products with strong market positions; (v) capabilities where the opportunity to cross-sell our existing portfolio of products exists; and (vi) long-standing customer relationships. Our disciplined approach to acquisitions has allowed us to be opportunistic, which has built the Company into a leading aerospace and defense component supplier.

Government Contracts

We supply defense-related equipment and services to U.S. Government agencies and therefore are subject to the business risks specific to the defense industry, including the ability of the U.S. Government to unilaterally: (1) suspend us from receiving new contracts; (2) terminate existing contracts at its convenience and without significant notice; (3) reduce the value of existing contracts; (4) audit our contract-related costs and fees, including allocated indirect costs; and (5) revoke required security clearances. We also sell directly to the government of Germany. Violations of government procurement laws could result in civil or criminal penalties. Sales to U.S. government agencies accounted for approximately 2% of our net sales during the year ended December 31, 2025.

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

Furthermore, we are at times subject to trade laws and regulations like the Arms Export Control Act, the International Traffic in Arms Regulations, the Export Administration Regulations, and the sanctions administered by the United States Department of the Treasury’s Office of Foreign Assets Control. Additionally, we are subject to data protection laws, including but not limited to the European Union General Data Protection Regulation (the "GDPR"), the California Consumer Privacy Act (the “CCPA”), and the Personal Information Protection Law in China.

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

Raw Materials

We require the use of a variety of raw materials and manufactured component parts in our manufacturing processes, and we purchase these from various suppliers. We believe most of our raw materials and component parts are generally available from multiple suppliers at competitive prices. From time-to-time various events (such as geopolitical tension, upstream supply chain disruptions, etc.) may temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices to obtain these raw materials from other sources, however, we believe that the loss of any one source, although potentially disruptive in the short-term, would not materially affect our long-term operations. We try to limit the volume of raw materials and component parts on hand, and we are highly dependent on the availability of essential materials, so continued inflationary pressures could impact material costs. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive FAA and OEM certification processes associated with aerospace products could prevent efficient replacement of a supplier, raw material or component part. Additionally, an open conflict or war across any region, including, but not limited to, the conflict in Ukraine, could affect our ability to obtain raw materials.

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

As of December 31, 2025, we own 130 issued patents, which will expire between September 28, 2026 and February 12, 2040. We currently have 19 pending or published but not yet issued patents, for which the rights and duration are pending grant of the patent by the U.S. Patent and Trademark Office or other applicable national or regional patent authority. Additionally, as of December 31, 2025, we have 202 submitted trademark applications, 201 of which have been issued and one of which is pending.

Environmental Matters

Our operations and facilities are subject to an extensive regulatory framework of federal, state, local and foreign environmental laws and regulations that govern, among other things, discharges of pollutants into the air and water, the generation, handling, storage and disposal of hazardous materials and wastes, the investigation and remediation of certain materials, substances, and wastes. We are committed to monitoring our business’s environmental performance, and to the health and safety of our employees, and as such we continually make efforts to ensure our operations are in substantial compliance with all applicable environmental laws and regulations. Environmental laws and regulations may require that the Company investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. We recorded an environmental liability in connection with our acquisition of AGC Acquisition LLC, for which we are not entitled to any third-party recoveries. The facilities acquired in connection with that acquisition entered into the state of Connecticut’s voluntary remediation program for certain known contaminants in 2009. An independent third-party evaluation of the facilities estimated the potential range of costs for remediation, and consistent with that original estimate and with progress made on the remediation process since then (and taking into account new information learned about the site since that estimate was prepared), there was no recorded environmental liability on December 31, 2025.

Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse impact on our consolidated financial statements, but we cannot assure that material environmental liabilities may not arise in the future. For further information on environmental-related risks, including climate change, see “Risk Factors.”

Human Capital Resources

As of December 31, 2025, we had approximately 1,700 full-time, part-time and temporary employees. Approximately 135 of our full-time and part-time employees are represented by labor unions. One collective bargaining agreement between us and a labor union expires on October 31, 2030 and one agreement, covering approximately 55 employees, does not have an expiration.

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

Available Information

Our website address is https://www.loargroup.com. We make available free of charge, through the Investors section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). These materials are also available free of charge on the SEC’s website at http://www.sec.gov. The information on or obtainable through our website is not incorporated into this Annual Report on Form 10-K.

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

If unexpected global events, such as pandemics, cause a prolonged period of significant market disruption in the aerospace and defense industry, our business may be disproportionately impacted compared to companies that are more diversified in the industries they serve. A more diversified company with significant sales and earnings derived from outside the aerospace and defense sector may be able to recover more quickly from significant market disruptions.

We rely heavily on certain customers for a significant portion of our sales.

Our customers are concentrated in the aerospace industry. Our two largest customers accounted for approximately 19% of net sales during the year ended December 31, 2025. A material reduction in purchasing by one of our larger customers for any reason, including, but not limited to, general economic or aerospace market downturn, decreased production, strike, or resourcing, or the effects of global economic crises such as a pandemic could have a material adverse effect on results of operations, financial position and cash flows.

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

Our business may be adversely affected by changes in government budgetary priorities.

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

Similarly, we derive revenue either directly or indirectly from contracts with foreign governments (including, without limitation, the United Kingdom, Germany, and France). As a result, changes in such government’s budgetary priorities could directly affect our financial performance. A significant decline in foreign government expenditures, a shift of expenditures away from programs that we support or a change in foreign government contracting policies could cause foreign government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts, any of which could result in decreased sales of our products.

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

Additionally, in connection with our global operations, we, from time to time, transmit data across national borders to conduct our business and, consequently, are subject to a variety of laws and regulations regarding privacy, data protection, and data security, including those related to the collection, processing, storage, handling, use, disclosure, transfer, and security of personal data, including the GDPR, Personal Information Protection Law in China and similar regulations in states within the United States, such as the CCPA, and in countries around the world. Our efforts to comply with privacy and data protection laws may impose significant costs and challenges that are likely to increase over time.

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

The interpretation and application of data protection laws in the U.S. and Europe, including, but not limited to, the GDPR and the CCPA, and elsewhere are uncertain and evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these various laws is difficult and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Further, although we have implemented internal controls and procedures designed to ensure compliance with the GDPR, CCPA and other privacy-related laws, rules and regulations (collectively, the “Data Protection Laws”), our controls and procedures may not enable us to be fully compliant with all Data Protection Laws.

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

We generally experienced price inflation in our costs for labor and materials, such as aluminum, nickel, and titanium during the years 2025 and 2024, which adversely affected our business, results of operations and financial condition. We may not be able to pass through inflationary cost increases under our existing fixed-price contracts. Our ability to raise prices to reflect increased costs may be limited by competitive conditions in the market for our products and services. Russia’s invasion of Ukraine, and prolonged conflict there, may result in increased inflation, escalating energy and commodity prices and increasing costs of materials. We continue to work to mitigate such pressures on our business operations as they develop. To the extent the war in Ukraine adversely affects our business as discussed above, it may also have the effect of heightening many of the other risks described herein, such as those relating to cybersecurity, supply chain, volatility in prices and market conditions, any of which could negatively affect our business and financial condition.

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

Our operations outside of the United States are subject to additional risks. Our net sales to foreign customers were approximately $142 million for the year ended December 31, 2025, which represent approximately 29% of our total net sales. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including global health crises, change in trade policies, tariff regulation, difficulties in obtaining export and import licenses, the risk of government financed competition, currency fluctuations, sanctions and war. See “—Risks Related to Financial Matters—Tariffs on certain imports to the United States and other potential changes to U.S. tariff and import/ export regulations may have a negative effect on global economic conditions and our business, financial results and financial condition.” In addition, if the laws regarding the repatriation of funds were to change in ways we do not currently expect, we may incur foreign taxes to repatriate these funds, which would reduce the net amount ultimately available to us. See “—Risks Related to Financial Matters—We may be subject to risks relating to changes in our tax rates or exposure to additional income tax liabilities.”

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

We are monitoring the ongoing conflict between Russia and Ukraine and the related export controls and financial and economic sanctions imposed on certain industry sectors, including the aviation sector, and parties in Russia by the U.S., the UK, the European Union and others. Although this conflict has not resulted in a direct material adverse impact on our business to date, the implications of the Russia and Ukraine conflict in the short-term and long-term are difficult to predict at this time. Factors such as increased energy costs, increased freight costs, the availability of certain raw materials for aircraft manufacturers, embargoes on flights from Russian airlines, sanctions on Russian companies, and the stability of Ukrainian customers could impact the global economy and aviation sector.

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

Mergers and acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include customer relationships, tradename, technology and favorable leases, were approximately $606 million as of December 31, 2025, net of accumulated amortization. Goodwill recognized in accounting for the mergers and acquisitions was approximately $1.0 billion as of December 31, 2025. We may never realize the full value of our identifiable intangible assets and goodwill. If at any time we determine an impairment has occurred, we are required to reflect the reduction in value as an expense within operating income, resulting in a reduction of earnings and a corresponding reduction in our net asset value in the period such impairment is identified.

We may be subject to risks relating to changes in our tax rates or exposure to additional income tax liabilities.

We are subject to income taxes in the U.S., Germany, the United Kingdom, and France. The Company’s domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. The Company’s future results of operations could be adversely affected by changes in the Company’s effective tax rate as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets, challenges by tax authorities or changes in tax laws or regulations. In addition, the amount of income taxes paid by the Company is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to the Company’s tax liabilities, which could have a material adverse effect on the Company’s results of operations.

General Risks

We face risks related to health pandemics, epidemics, outbreaks and other public health crises.

A significant public health crisis, such as a pandemic, could cause an adverse impact on our employees, operations, supply chain and distribution system, and have a long-term impact on our business. Numerous uncertainties have risen from the public health crises in the past, including resurgences and the emergence and spread of variants, actions that may be taken by governmental authorities in response to public health crises, the efficacy and public acceptance of vaccines, and unintended consequences of the foregoing. Our ability to predict and respond to future changes resulting from potential health crises is uncertain. Even after a public health crisis subsides, there may be long-term effects on our business practices and customers in economies in which we operate that could severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

The commercial aerospace industry, in particular, was significantly disrupted, both domestically and internationally, by the COVID-19 pandemic, which resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures. As a result, demand for travel declined at a rapid pace beginning in the second half of 2020. If another public health crisis were to arise in the future, it may cause similar disruptions.

Similar as to what was experienced with the COVID-19 pandemic, a future global pandemic could disrupt the global supply chain and availability of raw materials, particularly electronic parts. A disruption in the supply chain could result in increased freight costs, raw material costs and labor costs from an inflationary environment. Our business could be adversely affected by disruptions in our ability to timely obtain raw materials and components from our suppliers in the quantities we require or on favorable terms. Although we believe, in most cases, that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive aviation authority and OEM certification processes associated with aerospace products could prevent efficient replacement of a supplier, raw material or component part. We will continue to evaluate the nature and extent to which a public health crisis would impact our business, supply chain, consolidated results of operations, financial condition, and liquidity.

Our stock price may be volatile, and an investment in our common stock could suffer a decline in value.

There has been significant volatility in the market price and trading volume of equity securities, which is unrelated to the operating performance of the companies issuing the securities. These market fluctuations may negatively affect the market price of our common stock. Stockholders may not be able to sell their shares at or above the purchase price due to fluctuations in the market price of our common stock. Such changes could be caused by changes in our operating performance or prospects, including possible changes due to the cyclical nature of the aerospace industry and other factors such as fluctuations in OEM and aftermarket ordering, which could cause short-term swings in profit margins. Or such changes could be unrelated to our operating performance, such as changes in market conditions affecting the stock market generally or the stocks of aerospace companies or changes in the outlook for our common stock, such as changes to or the confidence in our business strategy, changes to or confidence in our management, or expectations for future growth of the Company. Global health crises such as a global pandemic could also cause significant volatility in the market price.

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

We have a significant amount of indebtedness. As of December 31, 2025, the outstanding principal under the Credit Agreement was approximately $726 million.

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

In addition, we may be able to incur substantial additional indebtedness in the future. As of December 31, 2025, there remained available under our Credit Agreement $275 million in a Delayed Draw Term Loans Commitment and a $50 million Revolving Line of Credit. Although our Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. Our Credit Agreement requires the maintenance of a quarterly leverage ratio. There are also certain non-financial covenants in place limiting us, from, among other things, incurring other indebtedness, creating any liens on our properties, entering into merger or consolidation transactions, disposing of all or substantially all of our assets and payment of certain dividends and distributions. In addition, our Credit Agreement requires mandatory prepayments of the principal amount if there is excess cash flow, as defined, during a calendar year. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under our Credit Agreement.

Under our Credit Agreement, borrowings under the term loans, the Delayed Draw Term Loans and the Revolving Line of Credit may be designated as an Adjusted Term Secured Overnight Financing Rate (SOFR) loan or base rate loan at the option of the borrower. The interest rate on the SOFR rate loans accrue interest at the SOFR rate plus a margin of 4.25% or at the base rate plus a margin of 3.25% as long as the Company maintains a leverage ratio of less than 5.5 to 1. In addition, the unused portion of the Revolving Line of Credit carries a commitment fee of 0.375%. Accordingly, if SOFR or other variable interest rates increase, our debt service expense will also increase.

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

We have a total of 93,622,471 shares of our common stock outstanding. Any shares held by our affiliates, as that term is defined under Rule 144 under the Securities Act, including our directors, executive officers, and other affiliates, may be sold only in compliance with certain limitations, including the limitations under Rule 144.

In addition, pursuant to the registration rights agreement, certain of our existing stockholders have the right, subject to certain conditions, to require us to facilitate the public offering of their shares of our common stock under the Securities Act. By exercising their registration rights and selling a large number of shares, such existing stockholders could cause the prevailing market price of our common stock to decline. The shares covered by registration rights represent approximately 53% of common stock outstanding.

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

Our directors and executive officers and their affiliates beneficially own shares representing approximately 54% of our outstanding common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock. Furthermore, the interests of these stockholders may not align with those of stockholders more broadly.

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

Incident Response

Our incident response plan provides consistent guidance for preparing for cybersecurity incidents and events, establishes clear ownership of roles and responsibilities during a cyber incident, and has inter-dependent processes for detecting and responding to cyber incidents to include leveraging guidance from the legal team. We have retained a trusted and experienced third-party investigator/negotiator, and also maintain cybersecurity insurance to help mitigate the potential effects of a catastrophic cyber event.

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

Security Awareness

All employees are required to undertake security awareness training on a number of topics including phishing awareness, importance of cybersecurity and proper cyber hygiene, insider threat awareness and roles and responsibilities. Our IT and security teams regularly update training modules being leveraged in order to provide timely and relevant awareness, as well as to aid in better individual engagement with the training.

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

Item 2. Properties.

We maintain 19 properties, of which fifteen are manufacturing facilities and four are office, warehousing, processing and/or other types of facilities. Of the fifteen manufacturing facilities, (i) we maintain eleven facilities in the United States, of which we own eight and lease three, (ii) we own one facility and lease one facility in the United Kingdom, (iii) we lease a facility in Germany, and (iv) we own a facility in France. Of the remaining four facilities, all of which are in the United States, we own one facility and lease three facilities. See Note 6, Property, Plant and Equipment and Note 13, Leases, of the Notes to Consolidated Financial Statements.

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

Holders

As of February 16, 2026, there were 9 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Performance Graph

Presented below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of Loar Holding Inc. with the cumulative total return of a hypothetical investment in each of the S&P 500 Index and the S&P Aerospace & Defense Select Index. An investment of $100 is assumed to have been made in our common stock and in each of the indexes on April 25, 2024, and its relative performance is tracked through December 31, 2025. The following performance graph and related information shall not be deemed “soliciting material” nor to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent we specifically incorporate it by reference into such filing.

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

Overview

We specialize in the design, manufacture, and sale of niche aerospace and defense components that are essential for today’s aircraft and aerospace and defense systems. We focus on mission-critical highly engineered solutions with high intellectual property content. Furthermore, our products have significant aftermarket exposure, which has historically generated predictable and recurring revenue. We estimate that approximately 55% of our 2025 net sales were derived from aftermarket products.

The products we manufacture cover a diverse range of applications supporting nearly every major aircraft platform in use today and include auto throttles, lap-belt airbags, two- and three-point seat belts, water purification systems, fire barriers, polyimide washers and bushings, latches, interior securing devices, hold-open and tie rods, temperature and fluid sensors and switches, carbon and metallic brake discs, fluid and pneumatic-based ice protection, RAM air components, sealing solutions and motion and actuation devices, customized edge-lighted panels and knobs and annunciators for incandescent and LED illuminated pushbutton switches, high-performance fans and cooling devices, lighting, Human-Machine Interface products, and bespoke lighting systems, among others.

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

Acquisitions

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

On July 28, 2025, the Company completed the acquisition of Beadlight Ltd. (Beadlight) for £24.6 million ($33.1 million). Beadlight designs, develops, and manufactures illumination solutions, air filtration systems, and Human-Machine Interface products from its facility in Witney, England. The purchase price was paid by the Company with cash on hand.

On December 23, 2025, the Company acquired 100% of the issued and outstanding equity interests and paid the outstanding debt of LMB Fans & Motors (LMB) for $474.8 million in cash and $0.9 million of deferred purchase obligation. Founded over 60 years ago, LMB is a global specialty player in the design and production of tailor-made high-performance fans and motors. Leveraging its many decades of expertise and proprietary designs, LMB provides the market with 2,000+ unique fans, blowers, motors and specialized rotating machines.

See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for further information.

Recent Developments

On January 21, 2026, the Company acquired Harper Engineering for $250 million in cash. Founded in 1968, Harper Engineering is a leading manufacturer of mechanically engineered devices for aircraft interiors and holds a proprietary portfolio of latching and securing mechanisms used across multiple leading commercial aerospace platforms.

The acquisition was financed through the drawdown of $240 million of Delayed Draw Term Loans available under the Company's existing Credit Agreement and cash on hand. The Delayed Draw Term Loans will mature on the same date, will amortize, and will bear the same interest rate as the existing term loans outstanding under the Credit Agreement.

Results of Operations

The following table sets forth, for the years ended December 31, 2025, 2024, and 2023, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (in thousands unless otherwise indicated):

	Years Ended December 31,
	2025		2024		2023
	Dollars	% of Net Sales	Dollars	% of Net Sales	Dollars	% of Net Sales
Net sales	$496,283	100.0%	$402,819	100.0%	$317,477	100.0%
Cost of sales	234,958	47.3%	203,994	50.6%	163,213	51.4%
Gross profit	261,325	52.7%	198,825	49.4%	154,264	48.6%
Selling, general and administrative expenses	143,642	28.9%	112,255	27.9%	82,141	25.9%
Transaction expenses	11,281	2.4%	3,390	0.9%	3,394	1.1%
Other (expense) income	(159)	—	4,452	1.1%	762	0.2%
Operating income	106,243	21.4%	87,632	21.7%	69,491	21.9%
Interest expense, net	25,665	5.2%	52,112	12.9%	67,054	21.1%
Refinancing costs	—	—	6,459	1.6%	—	—%
Income before income taxes	80,578	16.2%	29,061	7.2%	2,437	0.8%
Income tax provision	(8,432)	(1.7)%	(6,830)	(1.7)%	(7,052)	(2.2)%
Net income (loss)	72,146	14.5%	22,231	5.5%	(4,615)	(1.4)%
Cumulative translation adjustments, net of tax	(2,688)	(0.5)%	(96)	—%	410	0.1%
Comprehensive income (loss)	$69,458	14.0%	$22,135	5.5%	$(4,205)	(1.3)%
Other Data:
EBITDA (1)	$157,243		$130,702		$107,515
Adjusted EBITDA (1)	189,124		146,336		112,743
Net income (loss) margin		14.5%		5.5%		(1.4)%
Adjusted EBITDA Margin (1)		38.1%		36.3%		35.5%
(1)
Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable GAAP financial measure.

Year ended December 31, 2025 compared with year ended December 31, 2024

Net Sales

Net sales for the year ended December 31, 2025 increased $93.5 million, or 23.2%, to $496.3 million as compared to $402.8 million for the year ended December 31, 2024.

Net organic sales represent net sales from our existing businesses for comparable periods and exclude net sales from acquisitions. We include net sales from new acquisitions in net organic sales from the 13th-month after the acquisition on a comparative basis with the prior period. Net acquisition sales for the year ended December 31, 2025 represent net sales from businesses acquired either during the year ended 2025 or net sales from acquisitions that were completed in 2024 for which there are no comparable net sales during the prior year. We believe this measure provides an understanding of underlying sales trends as it provides net sales comparisons on a consistent basis. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for further information on the Company’s acquisition activities.

Organic Sales

Net organic sales for the year ended December 31, 2025 increased $51.4 million, or 12.7%, to $454.2 million as compared to $402.8 million for the year ended December 31, 2024. This increase in net organic sales is primarily related to increases in aftermarket commercial sales ($27.4 million, an increase of 18.5%), OEM commercial sales ($12.5 million, an increase of 9.3%), and defense sales ($14.4 million, an increase of 16.2%), partially offset by a reduction in non-aviation sales of ($3.1 million or 10.1%). The increase in aftermarket commercial sales is primarily attributable to increases in global commercial air travel demand. The increase in OEM commercial sales is driven by the increased production rates and deliveries for both narrow-body and wide-body aircraft. The increase in defense sales is primarily driven by increased market share due to new product launches and an increased demand for defense products globally. The reduction in non-aviation sales is primarily attributable to reduced demand for auto brakes and restraints.

Net acquisition sales of $42.1 million for the year ended December 31, 2025 is made up of AAI and Beadlight which were acquired on August 26, 2024 and July 28, 2025, respectively. This represents 10.5% of the increase in total net sales for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Gross Profit and Cost of Sales

Cost of sales for the year ended December 31, 2025 increased $31.0 million or, 15.2%, to $235.0 million compared to $204.0 million for the year ended December 31, 2024. Cost of sales and the related percentage of net sales for the years ended December 31, 2025 and 2024 were as follows (in thousands except for percentages):

	Years Ended December 31,
	2025	2024	Change	% Change
Cost of sales - excluding costs below	$226,257	$196,450	$29,807	15.2%
% of net sales	45.6%	48.8%
Amortization of intangible and other long-term assets	4,921	3,532	1,389	39.3%
% of net sales	1.0%	0.9%
Acquisition and facility integration costs	3,735	2,910	825	28.4%
% of net sales	0.7%	0.7%
Recognition of inventory step-up	45	1,102	(1,057)	(95.9)%
% of net sales	—%	0.2%
Total cost of sales	$234,958	$203,994	$30,964	15.2%
% of net sales	47.3%	50.6%
Gross profit (Net sales less Total cost of sales)	$261,325	$198,825	$62,500	31.4%
Gross profit percentage (Gross profit / Net sales)	52.7%	49.4%

Cost of sales for the year ended December 31, 2025 decreased as a percentage of net sales principally due to the effect of our fixed overhead costs supporting higher production and sales levels.

Gross profit as a percentage of net sales increased 3.3% to 52.7% for the year ended December 31, 2025 from 49.4% for the year ended December 31, 2024. This decrease is primarily attributable to our operating leverage, execution of strategic value drivers, favorable sales mix, and lower inventory step-up amortization costs, partially offset by slightly higher amortization expense for intangible and other long-term assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $31.4 million to $143.6 million, or 28.9% as a percentage of net sales, for the year ended December 31, 2025 from $112.2 million, or 27.9% as a percentage of net sales, for the year ended December 31, 2024. Selling, general and administrative expenses and the related percentage of net sales for the years ended December 31, 2025 and 2024 were as follows (amounts in thousands except for percentages):

	Years Ended December 31,
	2025	2024	Change	% Change
Selling, general and administrative expenses - excluding costs below	$79,785	$62,498	$17,287	27.7%
% of net sales	16.1%	15.5%
Amortization of intangible assets	34,144	28,295	5,849	20.7%
% of net sales	6.9%	7.0%
Stock based compensation expense	14,931	11,103	3,828	34.5%
% of net sales	3.0%	2.8%
Acquisition and facility integration costs	1,730	1,581	149	9.4%
% of net sales	0.3%	0.4%
Research and development expenses	13,052	8,778	4,274	48.7%
% of net sales	2.6%	2.2%
Total selling, general and administrative expenses	$143,642	$112,255	$31,387	28.0%
% of net sales	28.9%	27.9%

Selling, general and administrative expenses increased by 1.0% as a percentage of net sales for the year ended December 31, 2025 when compared to the year ended December 31, 2024. This was due to additional costs associated with being a public company, including compliance with the Sarbanes-Oxley Act and additional organizational costs, research and development expenses, and stock-based compensation expense, partially offset by lower amortization of intangible assets.

Transaction Expenses

Transaction expenses were $11.3 million and $3.4 million, in the years ended December 31, 2025 and 2024, respectively. This increase is primarily related to the acquisition of LMB that was consummated in December 2025 and Harper Engineering that was consummated in January 2026. Transaction costs can fluctuate from year to year depending on the size and number of acquisitions in each year.

Other (Expense) Income

Other expense for the year ended December 31, 2025 was $0.2 million. Other income for the year ended December 31, 2024 was $4.5 million and relates to a $2.9 million reduction in the estimated contingent purchase price for the CAV acquisition and $1.7 million of proceeds received from the settlement of buyer-side representations and warranties insurance covering the acquisition of DAC.

Operating Income

Operating income for the year ended December 31, 2025, was $106.2 million, or 21.4% as a percentage of net sales, compared to $87.6 million, or 21.7% as a percentage of net sales for the year ended December 31, 2024. The increase in operating income is due to the factors discussed above.

Interest Expense

Interest expense for the year ended December 31, 2025 decreased $26.4 million, or 50.8%, to $25.7 million compared to $52.1 million for the year ended December 31, 2024. This decrease was attributable to lower average outstanding debt and lower interest rates.

Income Tax Provision

The income tax provision was $8.4 million for the year ended December 31, 2025 compared to $6.8 million for the year ended December 31, 2024. The increase was primarily due to the effect of an increase in pretax income of $51.5 million to $80.6 million for the year ended December 31, 2025 from $29.1 million for the year ended December 31, 2024 partially offset by the release of a valuation allowance on the Company’s deferred tax asset for its disallowed interest carryforward during the year ended December 31, 2025. The release of the valuation allowance was due to a change in tax law from the OBBBA.

Net Income

Net income for the year ended December 31, 2025 was $72.1 million, or 14.5% as a percentage of net sales, compared to net income for the year ended December 31, 2024 of $22.2 million, or 5.5% as a percentage of net sales. The increase in net income is primarily due the factors discussed above.

Year ended December 31, 2024 compared with year ended December 31, 2023

Refer to the discussion in Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025 for our results of operations for year ended December 31, 2024 compared with the year ended December 31, 2023.

Outlook

As we look to 2026, we anticipate net sales growth to be driven by organic growth, in particular the conversion of high levels of backlog of our existing products, and the impact from strategic acquisitions. Backlog primarily consists of firm orders for products that have not yet shipped. Continued inflationary pressures, tariffs, and supply chain disruptions may lead to higher material and labor costs but we do not expect them to materially affect our outlook or business goals. During 2026, we plan to continue our commitment to develop new products and services, further market penetration, and pursue an aggressive acquisition strategy while seeking to maintain our financial strength and flexibility.

Seasonality

We do not believe our net sales are subject to significant seasonal variations.

Liquidity and Capital Resources

The following table summarizes our capitalization as of December 31, 2025 and 2024 (in thousands unless otherwise indicated):

	As of December 31,
	2025	2024
Cash and cash equivalents	$84,827	$54,066
Debt:
Credit Agreement debt (including current portion)	726,366	281,366
Other	1,500	—
	727,866	281,366
Less: unamortized debt issuance costs	(12,166)	(4,073)
Finance lease liabilities (including current portion)	3,170	3,402
Total debt	718,870	280,695
Stockholders' equity	1,174,753	1,088,505
Total capitalization (debt plus equity)	1,893,623	1,369,200
Total debt to total capitalization	38%	21%

Our principal historical liquidity requirements have been for acquisitions, capital expenditures, servicing indebtedness and working capital needs. We fund our investing activities primarily from cash provided by our operating and financing activities. As of December 31, 2025, we had availability of $275 million of a Delayed Draw Term Loans Commitment and a $50 million Revolving Line of Credit. Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our Credit Agreement will be sufficient to fund our cash requirements for at least the next twelve months. As we continue to expand our business, including by acquisitions we may make, we may in the future require additional working capital for increased costs.

Operating Activities

Net cash provided by operating activities was $112.3 million in the year ended December 31, 2025 compared to $55.0 million in the year ended December 31, 2024. The $57.3 million increase was primarily driven by an increase in net income of $49.9 million adjusted for noncash items, partially offset by an increase in working capital.

Investing Activities

Net cash used in investing activities totaled $520.9 million in the year ended December 31, 2025 and was principally attributable to the acquisitions of LMB for $474.8 million and Beadlight for $33.1 million, as well as capital expenditures of $13.0 million.

Net cash used in investing activities totaled $392.1 million in the year ended December 31, 2024 and was principally attributable to the acquisition of AAI for $383.5 million, as well as capital expenditures of $8.9 million.

Further details regarding our acquisition activities may be found in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.

Financing Activities

Net cash provided by financing activities in the year ended December 31, 2025 totaled $439.2 million. We borrowed $445.0 million under our Credit Agreement for the acquisition of LMB and paid $8.9 million for debt issuance costs. There were no principal payments made on our Credit Agreement.

Net cash provided by financing activities in the year ended December 31, 2024 of $370.0 million was principally related to the net proceeds received from our IPO and Follow-on Offering of $637.0 million and proceeds from the August 26, 2024 borrowing of $360.0 million incremental term loan for the acquisition of AAI, partially offset by payments on our Credit Agreement of $617.9 million.

Credit Agreement

Our long-term debt consists primarily of borrowings under our Credit Agreement.

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

On November 25, 2025, the Credit Agreement was amended to increase the Delayed Draw Term Loans commitment by an aggregate principal amount of $175 million for a total Delayed Draw Term Loans commitment in an aggregate principal amount equal to $275 million. In addition, the availability period of the Delayed Draw Term Loans commitment was extended to September 30, 2026.

On December 23, 2025, the Credit Agreement was amended to make available to the Company an incremental term loan in an aggregate principal amount equal to $445 million for purposes of (i) paying a portion of the consideration for the LMB acquisition, (ii) financing the payment of LMB debt, (iii) paying fees and expenses incurred in connection with the foregoing, and (iv) otherwise to fund working capital and general corporate purposes.

Borrowings under the term loans, the Delayed Draw Term Loans and the Revolving Line of Credit may be designated as a SOFR loan or base rate loan at the option of the borrower. The interest rate on the SOFR rate loans accrued interest at the SOFR rate plus a margin of

4.25%. The interest rate on the base rate loans accrue interest at the base rate plus a margin of 3.25%. Interest is paid every one, two, three or six months at the option of the Company. The unused portion of the Revolving Line of Credit carries a commitment fee of 0.375%. The weighted average interest rate for all outstanding loans under the Credit Agreement was 8.0% at December 31, 2025, and the annual effective interest rate under the Credit Agreement was 9.0% at December 31, 2025.

The Credit Agreement requires the maintenance of a quarterly leverage ratio. There are also certain non-financial covenants in place limiting us from, among other things, incurring other indebtedness, creating any liens on our properties, entering into merger or consolidation transactions, disposing of all or substantially all of our assets and payment of certain dividends and distributions. We were in compliance with all financial and nonfinancial covenants of the Credit Agreement as of December 31, 2025.

The Credit Agreement requires mandatory prepayments of the principal amount if there is excess cash flow, as defined, during a calendar year.

The Credit Agreement permits voluntary principal prepayments, in whole or in part, in whole or in part, with no premium for any prepayments made. Any voluntary loan prepayments are applied to reduce future scheduled installments of principal in the order specified by the Company, or if the Company does not specify, the prepayment is applied to reduce the scheduled installments of principal in direct order of maturity. Voluntary prepayments totaling $614.6 million were made under the Credit Agreement during the year ended December 31, 2024. There were no voluntary prepayments during the years ended December 31, 2025 and 2023.

At December 31, 2025, there was $726.4 million outstanding under the Credit Agreement, and there remained available $275 million in Delayed Draw Term Loans Commitment and a $50 million Revolving Line of Credit.

Other Obligations and Commitments

See Note 8, Long-Term Debt, of the Notes to Consolidated Financial Statements for information regarding our long-term debt obligations.

Leases

We lease certain facilities and equipment under financing and operating leases that expire at various dates through the year 2043. Future aggregate rental payments under non-cancelable financing and operating leases as of December 31, 2025 were as follows: $2.0 million in 2026, $1.9 million in 2027, $1.7 million in 2028, $1.6 million in 2029, $1.4 million in 2030, and $6.0 million thereafter. See Note 13, Leases, of the Notes to Consolidated Financial Statements for information pertaining to future minimum lease payments relating to our operating and finance lease obligations.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

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

Acquisitions, and Goodwill and Other Indefinite-Lived Intangible Assets

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

When evaluating whether goodwill is impaired, we perform a qualitative assessment to determine if it is more likely than not that its fair value is less than its carrying amount. If the qualitative assessment determines that it is more likely than not that its fair value is less than its carrying amount, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, and we must measure the impairment loss. The impairment loss, if any, is recognized for any excess of the carrying amount of the reporting unit, including goodwill, over its fair value. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, no further impairment analysis is needed. For purposes of testing goodwill for impairment, we operate as a single reporting unit. The determination of fair value requires management to make a number of estimates, assumptions and judgments of underlying factors such as projected revenues and related earnings. Based upon the annual goodwill impairment test, we determined that there was no impairment of our goodwill as of December 31, 2025, 2024 and 2023.

We test other intangible assets (primarily customer relationships) for impairment if events or circumstances indicate that the assets might be impaired. The test consists of determining whether the carrying value of the assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we record an impairment loss based on the excess of the carrying amount over the fair value of the assets. The determination of fair value requires management to make a number of estimates, assumptions and judgments of underlying factors such as projected revenues and related earnings. We did not recognize any impairment losses in the years ended December 31, 2025, 2024, and 2023.

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

The following table sets forth a reconciliation of net loss to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the years ended December 31, 2025, 2024, and 2023 (in thousands unless otherwise indicated):

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$72,146	$22,231	$(4,615)
Adjustments:
Interest expense, net	25,665	52,112	67,054
Refinancing costs	—	6,459	—
Income tax provision	8,432	6,830	7,052
Operating income	106,243	87,632	69,491
Depreciation	11,935	11,244	9,938
Amortization	39,065	31,826	28,086
EBITDA	157,243	130,702	107,515
Adjustments:
Recognition of inventory step-up (1)	45	1,102	603
Other expense (income) (2)	159	(4,452)	(762)
Transaction expenses (3)	11,281	3,390	3,394
Stock-based compensation (4)	14,931	11,103	372
Acquisition and facility integration costs (5)	5,465	4,491	1,621
Adjusted EBITDA	$189,124	$146,336	$112,743
Net sales	$496,283	$402,819	$317,477
Net income (loss) margin	14.5%	5.5%	(1.4)%
Adjusted EBITDA Margin	38.1%	36.3%	35.5%

(1)
Represents accounting adjustments to inventory associated with acquisitions of businesses that were charged to cost of sales when inventory was sold.
(2)
Represents a $2.9 million reduction in the estimated contingent purchase price for the CAV acquisition and $1.7 million of proceeds from the settlement of buyer-side representations and warranties insurance covering the acquisition of DAC during the year ended December 31, 2024, and in 2023 represents a grant from the U.S. Department of Transportation under the Aviation Manufacturing Jobs Protection Program.
(3)
Represents third party transaction-related costs for acquisitions comprising deal fees, legal, financial and tax due diligence expenses, valuation costs that are required to be expensed as incurred, and post-IPO transaction related costs.
(4)
Represents the non-cash compensation expense recognized by the Company for equity awards.
(5)
Represents costs incurred to integrate acquired businesses and product lines into our operations, facility relocation costs and other acquisition-related costs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Agreement, which has a floating interest rate component. We estimate that a 1.0% increase in the applicable average interest rates for the year ended December 31, 2025 would have resulted in an estimated $7.3 million increase in interest expense. See “—Liquidity and Capital Resources—Credit Agreement” above.

We had cash of $84.8 million as of December 31, 2025 which is held for working capital and general corporate purposes. We do not have cash equivalents, restricted cash or marketable securities and we do not enter into investments for trading or speculative purposes. Our cash holdings in interest bearing accounts are exposed to market risk due to fluctuations in interest rates, which may affect our interest income.

We will continue to monitor market risk due to fluctuations in interest rates and potential impacts to the fair value of our holdings and operating cash flows.

Inflation Risk

We have generally experienced increases in our costs of labor, materials and services consistent with overall rates of inflation, but we do not believe that inflation has had a material effect on our business, results of operations, or financial condition. We expect the impact of such increases will be mitigated by efforts to lower costs through manufacturing efficiencies, looking for alternative sourcing and reevaluating pricing, as we did in the year ended December 31, 2025. However, continued cost inflation and supply chain disruptions during 2026 may require similar efforts to mitigate the impact of continued cost inflation, tariffs, and supply chain disruptions on our results of operations. Our inability or failure to offset cost increases could adversely affect our business, results of operations, or financial condition.

Foreign Currency Risk

Our reporting currency is the U.S. dollar. The functional currency of our wholly-owned foreign subsidiaries is a combination of local currency and the U.S. dollar.

Our sales and operating expenses are generally denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Germany, the United Kingdom, and France. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A 10% increase or decrease in the relative value of the U.S. dollar for the year ended December 31, 2025 would not have resulted in a material impact on our operating results.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025, which was the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of Loar is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”) in Internal Control-Integrated Framework, Loar’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Based on our assessment, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2025.

As permitted by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition and management elected to exclude Beadlight Ltd. and LMB Fans & Motors (the Excluded Acquisitions) from its assessment of internal control over financial reporting as of December 31, 2025. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for additional information. The aggregate assets (excluding goodwill and intangible assets, net) and net sales of the Excluded Acquisitions constitute 2.1% and 0.8% of the Company's consolidated total assets and net sales as of and for the year ended December 31, 2025, respectively.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As described in Management's Report on Internal Control Over Financial Reporting, the Company completed two acquisitions during the year ended December 31, 2025 and is in the process of integrating each one into its overall internal control over financial reporting process.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Loar Holdings Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Loar Holdings Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Loar Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Beadlight Ltd. and LMB Fans & Motors (the Excluded Acquisitions), which are included in the 2025 consolidated financial statements of the Company and constituted 2.1% and 0.8% of consolidated total assets (excluding goodwill and intangible assets, net) and net sales, respectively, for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Beadlight Ltd. and LMB Fans & Motors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 2, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Stamford, Connecticut

March 2, 2026

Item 9B. Other Information.

During the three months ended December 31, 2025, no director or officer of the Company adopted, amended or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2025.

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

(3)
Exhibits.

Exhibit Number	Description	Form	Exhibit	Filing Date	SEC File #
3.1	Certificate of Incorporation of Loar Holdings Inc.	S-1/A	3.1	April 17, 2024	333-278475
3.2	Bylaws of Loar Holdings Inc.	S-1/A	3.2	April 17, 2024	333-278475
4.1*	Description of Securities.
10.1	Twelfth Amendment to Credit Agreement, dated as of June 30, 2023, by and among Loar Group Inc., Loar Holdings, LLC, the other guarantors party thereto from time to time, the lenders party thereto from time to time and First Eagle Alternative Credit, LLC, as administrative agent for the lenders and as collateral agent for the secured parties.	S-1	10.1	April 2, 2024	333-278475
10.2	Thirteenth Amendment to Credit Agreement, dated as of March 26, 2024, by and among Loar Group Inc., Loar Holdings, LLC, the other guarantors party thereto from time to time, the lenders party thereto from time to time, the lenders party thereto from time to time and First Eagle Alternative Credit, LLC, as administrative agent for the lenders and as collateral agent for the secured parties.	S-1	10.2	April 2, 2024	333-278475
10.3	Fourteenth Amendment to Credit Agreement, dated as of April 10, 2024, by and among Loar Group Inc., the lenders party thereto from time to time and First Eagle Alternative Credit, LLC, as administrative agent for the lenders and as collateral agent for the secured parties.	S-1/A	10.3	April 17, 2024	333-278475
10.4	Fifteenth Amendment to Credit Agreement and First Amendment to Security Agreement, dated as of May 10, 2024, by and among Loar Group Inc., Loar Holdings Inc., the other guarantors party thereto from time to time, the lenders party thereto from time to time, First Eagle Alternative Credit, LLC, as administrative agent for the lenders and as collateral agent for the secured parties, and Citibank, N.A., as the revolving administrative agent.	8-K	10.1	May 15, 2024	001-42030
10.5	Sixteenth Amendment to Credit Agreement, dated as of August 26, 2024, by and among Loar Group Inc., Loar Holdings Inc., the other guarantors party thereto from time to time, the lenders party thereto from time to time, First Eagle Alternative Credit, LLC, as administrative agent for the lenders and as collateral agent for the secured parties, and Citibank, N.A., as the revolving administrative agent.	8-K	10.1	August 26, 2024	001-42030
10.6	Seventeenth Amendment to Credit Agreement, dated as of August 1, 2025, by and among Loar Holdings Inc., the other guarantors party thereto from time to time, the lenders party thereto from time to time, First Eagle Alternative Credit, LLC, as administrative agent for the lenders and as collateral agent for the secured parties, and Citibank, N.A., as the revolving administrative agent.	10-Q	10.4	August 13, 2025	001-42030

10.7*

Eighteenth Amendment to Credit Agreement, dated as of November 25, 2025, by and among Loar Holdings Inc., the other guarantors party thereto from time to time, the lenders party thereto from time to time, First Eagle Alternative Credit, LLC, as administrative agent for the lenders and as collateral agent for the secured parties, and Citibank, N.A., as the revolving administrative agent.

10.8	Nineteenth Amendment to Credit Agreement, dated as of December 23, 2025, by and among Loar Holdings Inc., the other guarantors party thereto from time to time, the lenders party thereto from time to time, First Eagle Alternative Credit, LLC, as administrative agent for the lenders and as collateral agent for the secured parties, and Citibank, N.A., as the revolving administrative agent.	8-K	10.1	December 29, 2025	001-42030
10.12	Form of Voting Agreement.	S-1/A	10.4	April 2, 2024
10.13†	Employment Agreement between Loar Holdings Inc. and Dirkson Charles, dated as of April 29, 2024.	8-K	10.2	May 3, 2024	001-42030
10.14†	Employment Agreement between Loar Holdings Inc. and Brett Milgrim, dated as of April 29, 2024.	8-K	10.3	May 3, 2024	001-42030
10.15†	Employment Agreement between Loar Holdings Inc. and Glenn D’Alessandro, dated as of April 29, 2024.	8-K	10.4	May 3, 2024	001-42030
10.16†	Employment Agreement between Loar Holdings Inc. and Michael Manella, dated as of April 29, 2024.	8-K	10.5	May 3, 2024	001-42030
10.17†	Loar Holdings Inc. Amended and Restated 2024 Equity Incentive Plan.	DEF 14A	Appendix A	April 22, 2025	001-42030
10.18†	Form of Option Award Agreement.	S-1/A	10.12	April 17, 2024	333-278475
10.19	Form of Director and Officer Indemnification Agreement.	S-1/A	10.13	April 17, 2024	333-278475
10.20†	Form of Inducement Option Award Agreement.	S-8	99.2	December 20, 2024	333-283999
10.21	Put Option, dated February 20, 2025, by Loar Group Inc. with Ace Aèro Partenaires, Ace LMB Fund, Tikehau Investment Management, Thomas Bernard, Amundi Private equity Funds, and certain other persons.	8-K/A	10.1	February 25, 2025	001-42030
10.22	Form of Warranty Agreement.	8-K/A	10.2	February 25, 2025	001-42030
10.23	Form of Securities Purchase Agreement.	8-K/A	10.3	February 25, 2025	001-42030
10.24	Amended and Restated Incremental Term Facility Commitment Letter, dated November 10, 2025, by Loar Group Inc. with Blackstone Alternative Credit Advisors LP (on behalf of the funds, accounts and clients managed, advised or sub-advised by it or its affiliates).	10-Q	10.7	November 12, 2025	001-42030
10.25	Agreement n°2 to Securities Purchase Agreement, dated August 29, 2025 with Ace Aèro Partenaires, Ace Aero Partenaires, and AAP Side-Car LMB Fund.	10-Q	10.4	November 12, 2025	001-42030
10.26	Agreement n°4 to Securities Purchase Agreement, dated November 10, 2025 with Ace Aèro Partenaires, Ace Aero Partenaires, and AAP Side-Car LMB Fund.	10-Q	10.6	November 12, 2025	001-42030
10.27	Waiver to the Registration Rights Agreement, dated as of May 13, 2025, by and among Loar Holdings Inc. and each of the investors listed on the signature pages thereto.	8-K	10.1	May 19, 2025	001-42030
19.1	Insider Trading Policy.	10-K	19.1	March 31, 2025	001-42030
21.1*	Subsidiaries of Loar Holdings Inc.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy.	10-K	97.1	March 31, 2025	001-42030
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101. CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

†	Compensatory arrangements for director(s) and/or executive officer(s).

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

Signatures	Title	Date

/s/ Dirkson Charles	President, Chief Executive Officer, Executive	March 2, 2026
Dirkson Charles	Co-Chairman and Director (principal executive officer)

/s/ Glenn D’Alessandro	Treasurer and Chief Financial Officer	March 2, 2026
Glenn D’Alessandro	(principal financial and accounting officer)

/s/ David Abrams	Director	March 2, 2026
David Abrams

/s/ Raja Bobbili	Director	March 2, 2026
Raja Bobbili

/s/ Alison Bomberg	Director	March 2, 2026
Alison Bomberg

/s/ Anthony M. Carpenito	Director	March 2, 2026
Anthony M. Carpenito

/s/ M. Chad Crow	Director	March 2, 2026
M. Chad Crow

/s/ Taiwo Danmola	Director	March 2, 2026
Taiwo Danmola

/s/ Paul S. Levy	Director	March 2, 2026
Paul S. Levy

/s/ Margaret McGetrick	Director	March 2, 2026
Margaret McGetrick

/s/ Brett Milgrim	Executive Co-Chairman and Director	March 2, 2026
Brett Milgrim

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Loar Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Loar Holdings Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition
Description of the Matter

The Company’s revenue was $496.3 million for the year ended December 31, 2025. As explained in Note 4 to the consolidated financial statements, revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services when control of the promised good or service is transferred to the customer. Substantially all revenue is recognized at a point in time.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is the extensive audit effort in performing procedures related to the Company’s revenue.

How We Addressed the Matter in Our Audit

Our procedures included, among others, (i) assessing the completeness, accuracy, and existence of revenue recognized by testing the correlation of revenue to accounts receivable and cash, (ii) testing revenue recognized for a sample of revenue transactions before and after period end by obtaining and inspecting source documents, such as purchase orders, invoices and proof of shipment or delivery and (iii) confirming a sample of outstanding customer invoice balances, and for confirmations not returned, obtaining and inspecting source documents, including invoices, proof of shipment, and subsequent cash receipts, where applicable.

Business Combinations
Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company completed the acquisition of LMB Fans & Motors (LMB) in December 2025 for consideration of $474.8 million. This acquisition has been accounted for as a business combination and the acquisition accounting was disclosed as preliminary as of December 31, 2025.

Auditing the Company’s estimated fair value of the acquired intangible assets for the acquisition of LMB was judgmental due to the subjectivity of the key inputs used by management in the internal valuation of the acquired identifiable intangible assets in the preliminary purchase accounting. The key inputs to the fair value of the intangible assets of LMB are based on historical experience and information obtained from comparable prior acquisitions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s estimation of the fair value of the material acquired intangible assets of LMB. For example, we tested controls over the valuation of acquired identifiable intangible assets, including controls over management’s review of the valuation model and the significant assumptions described above, as well as verification of underlying data used in the analyses.

To test the preliminary estimated fair value of the acquired intangible assets, we performed audit procedures that included, among others, assessing the reasonableness of the internal valuation utilized by management and comparing the key inputs in the internal valuation discussed above to previous comparable acquisitions of the Company. We also performed sensitivity analyses of the key inputs to evaluate the changes in the fair value estimates of the acquired identifiable intangible assets that would result from changes in the key inputs.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Stamford, Connecticut

March 2, 2026

Loar Holdings Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$84,827	$54,066
Accounts receivable, net	88,026	63,834
Inventories	109,036	92,639
Other current assets	11,123	9,499
Income taxes receivable	5,486	632
Total current assets	298,498	220,670
Property, plant and equipment, net	82,536	76,605
Finance lease assets	1,894	2,171
Operating lease assets	6,229	5,584
Other long-term assets	25,935	17,389
Intangible assets, net	606,406	434,662
Goodwill	1,008,377	693,537
Total assets	$2,029,875	$1,450,618

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$18,606	$12,086
Current portion of long-term debt, net	4,362	—
Current portion of finance lease liabilities	279	232
Current portion of operating lease liabilities	818	603
Income taxes payable	3,022	1,984
Accrued expenses and other current liabilities	36,419	26,901
Total current liabilities	63,506	41,806
Deferred income taxes	68,377	32,892
Long-term debt, net	711,338	277,293
Finance lease liabilities	2,891	3,170
Operating lease liabilities	5,605	5,136
Other long-term liabilities	3,405	1,816
Total liabilities	855,122	362,113

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 485,000,000 shares authorized; 93,622,471 and 93,556,071 issued and outstanding at December 31, 2025 and 2024, respectively	936	936
Additional paid-in capital	1,125,015	1,108,225
Retained earnings (accumulated deficit)	51,586	(20,560)
Accumulated other comprehensive loss	(2,784)	(96)
Total stockholders' equity	1,174,753	1,088,505
Total liabilities and stockholders' equity	$2,029,875	$1,450,618

The accompanying notes are an integral part of these consolidated financial statements.

Loar Holdings Inc.

Consolidated Statements of Operations

(in thousands, except per common share and per common unit amounts)

	Years Ended December 31,
	2025	2024	2023
Net sales	$496,283	$402,819	$317,477
Cost of sales	234,958	203,994	163,213
Gross profit	261,325	198,825	154,264
Selling, general and administrative expenses	143,642	112,255	82,141
Transaction expenses	11,281	3,390	3,394
Other (expense) income	(159)	4,452	762
Operating income	106,243	87,632	69,491
Interest expense, net	25,665	52,112	67,054
Refinancing costs	—	6,459	—
Income before income taxes	80,578	29,061	2,437
Income tax provision	(8,432)	(6,830)	(7,052)
Net income (loss)	$72,146	$22,231	$(4,615)
Net income per common share:
Basic	$0.77	$0.25	n/a
Diluted	$0.75	$0.24	n/a
Weighted average common shares outstanding:
Basic	93,597	89,366	n/a
Diluted	95,893	91,684	n/a

Net loss per common unit – basic and diluted	n/a	n/a	$(22,620.18)
Weighted average common units outstanding – basic and diluted	n/a	n/a	204

The accompanying notes are an integral part of these consolidated financial statements.

Loar Holdings Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$72,146	$22,231	$(4,615)
Cumulative translation adjustments, net of tax	(2,688)	(96)	410
Comprehensive income (loss)	$69,458	$22,135	$(4,205)

The accompanying notes are an integral part of these consolidated financial statements.

Loar Holdings Inc.

Consolidated Statements of Equity

(in thousands)

	Loar Holdings, LLC and Subsidiaries (Prior to Corporate Conversion)	Loar Holdings Inc. Stockholders' Equity
	Member's	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total
	Equity	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balance, January 1, 2023	$421,974	—	$—	$—	$—	$—	$421,974
Net loss	(4,615)	—	—	—	—	—	(4,615)
Stock-based compensation	372	—	—	—	—	—	372
Cumulative translation adjustments, net of tax	410	—	—	—	—	—	410
Balance, December 31, 2023	418,141	—	—	—	—	—	418,141
Net income prior to Corporate Conversion	2,249	—	—	—	—	—	2,249
Stock-based compensation prior to Corporate Conversion	1,198	—	—	—	—	—	1,198
Cumulative translation adjustments, net of tax prior to Corporate Conversion	168	—	—	—	—	—	168
Reclassification of members equity upon Corporate Conversion	40,531	—	—	—	(40,542)	11	—
Effect of the Corporate Conversion	(462,287)	77,000	770	461,517	—	—	—
Issuance of common stock sold in initial public offering, net of offering costs	—	12,650	126	325,282	—	—	325,408
Issuance of common stock to Directors under the 2024 Equity Incentive Plan	—	54	1	1,349	—	—	1,350
Issuance of common stock sold in Follow-on Offering, net of offering costs	—	3,852	39	311,522	—	—	311,561
Net income	—	—	—	—	19,982	—	19,982
Stock-based compensation	—	—	—	8,555	—	—	8,555
Cumulative translation adjustments, net of tax	—	—	—	—	—	(107)	(107)
Balance, December 31, 2024	—	93,556	936	1,108,225	(20,560)	(96)	1,088,505
Net income	—	—	—	—	72,146	—	72,146
Stock-based compensation	—	—	—	14,931	—	—	14,931
Exercise of stock options	—	66	—	1,859	—	—	1,859
Cumulative translation adjustments, net of tax	—	—	—	—	—	(2,688)	(2,688)
Balance, December 31, 2025	$—	93,622	$936	$1,125,015	$51,586	$(2,784)	$1,174,753

The accompanying notes are an integral part of these consolidated financial statements.

Loar Holdings Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2025	2024	2023
Operating activities
Net income (loss)	$72,146	$22,231	$(4,615)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,935	11,244	9,938
Amortization of intangible and other long-term assets	39,065	31,826	28,086
Amortization of debt issuance costs	948	1,344	2,583
Recognition of inventory step-up	45	1,102	603
Stock-based compensation	14,931	11,103	372
Deferred income taxes	3,681	(1,552)	(3,757)
Non-cash lease expense	790	553	871
Refinancing costs	—	6,459	—
Adjustment to contingent consideration liability	—	(2,861)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(16,607)	(2,105)	(13,734)
Inventories	(6,878)	(12,051)	(11,171)
Other assets	(9,650)	(3,367)	(1,848)
Accounts payable	1,276	(1,238)	808
Income taxes payable	(3,718)	(4,046)	4,507
Accrued expenses and other current liabilities	5,074	(2,083)	1,053
Environmental liabilities	—	(1,078)	(80)
Operating lease liabilities	(758)	(510)	(803)
Net cash provided by operating activities	112,280	54,971	12,813

Investing activities
Capital expenditures	(13,023)	(8,871)	(12,134)
Payment for acquisitions, net of cash acquired	(507,854)	(383,260)	(60,423)
Net cash used in investing activities	(520,877)	(392,131)	(72,557)

Financing activities
Net proceeds from issuance of common stock	1,859	636,969	—
Proceeds from issuance of long-term debt	446,500	360,000	53,000
Payments of long-term debt	—	(617,881)	(6,070)
Financing costs and other, net	(8,900)	(8,876)	(1,060)
Payments of finance lease liabilities	(232)	(190)	(153)
Net cash provided by financing activities	439,227	370,022	45,717

Effect of translation adjustments on cash and cash equivalents	131	(285)	19
Net increase (decrease) in cash, cash equivalents and restricted cash	30,761	32,577	(14,008)

Cash, cash equivalents and restricted cash, beginning of period	54,066	21,489	35,497
Cash, cash equivalents and restricted cash, end of period	$84,827	$54,066	$21,489

Supplemental information
Interest paid during the period, net of capitalized amounts	$25,369	$52,049	$64,214
Income taxes paid during the period, net	$9,394	$12,567	$5,044

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

In connection with a secondary offering of shares by existing shareholders in May 2025, the Company paid certain fees and expenses, totaling $0.9 million, which were included in transaction expenses in the Company's consolidated statement of net operations for the twelve months ended December 31, 2025. The Company did not receive any proceeds from this offering.

Description of Business

Loar specializes in the design, manufacture, and sale of niche aerospace and defense components that are essential for today’s aircraft and aerospace and defense systems. The Company focuses on mission-critical highly engineered solutions with high intellectual property content. Manufactured products include a diverse range of applications supporting nearly every major aircraft platform in use today and include auto throttles, lap-belt airbags, two- and three-point seat belts, water purification systems, fire barriers, polyimide washers and bushings, latches, interior securing devices, hold-open and tie rods, temperature and fluid sensors and switches, carbon and metallic brake discs, fluid and pneumatic-based ice protection, RAM air components, sealing solutions and motion and actuation devices, customized edge-lighted panels and knobs and annunciators for incandescent and LED illuminated pushbutton switches, high-performance fans and cooling devices, lighting, Human-Machine Interface products, and bespoke lighting systems, among others. The Company’s activities are conducted through its wholly owned subsidiaries, which operate across eleven manufacturing facilities located in the United States, one manufacturing facility in Germany, two manufacturing facilities in the United Kingdom (UK), and one manufacturing facility in France.

Loar’s operations are organized and managed as one segment designed to offer its customers aerospace-related parts and supplies. The Company’s Chief Executive Officer, who is the chief operating decision maker, assesses performance and allocates resources based upon an evaluation of consolidated data that includes the results of the Company’s overall operations all of which have similar economic characteristics. As such, the single operating segment reflects how the Company’s operations are managed, how resources are allocated, and how operating performance is evaluated.

The Company’s customers are concentrated in the aerospace industry. The Company’s two largest customers accounted for approximately 19%, 21%, and 24% of sales during the years ended December 31, 2025, 2024, and 2023, respectively, and approximately 22% and 28% of accounts receivable at December 31, 2025 and 2024, respectively.

Geographic Area Information

Net sales are measured based on the geographic destination of sales. Long-lived tangible assets consist of property, plant and equipment, net and finance and operating lease assets.

Net sales by geographic area were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
United States	$354,782	$277,394	$213,692
Foreign countries	141,501	125,425	103,785
	$496,283	$402,819	$317,477

Long-lived tangible assets were as follows (in thousands):

	December 31,
	2025	2024
United States	$79,928	$75,334
Foreign countries	10,731	9,026
	$90,659	$84,360

2. Acquisitions

LMB Fans & Motors

On December 23, 2025, the Company acquired 100% of the issued and outstanding equity interests and paid the outstanding debt of LMB Fans & Motors (LMB) for $474.8 million in cash and $0.9 million of deferred purchase obligation. Founded over 60 years ago, LMB is a global specialty player in the design and production of tailor-made high-performance fans and motors. Leveraging its many decades of expertise and proprietary designs, LMB provides the market with 2,000+ unique fans, blowers, motors and specialized rotating machines.

The following table, presented in thousands, summarizes the net book values of the assets acquired and liabilities assumed as of the acquisition date. The initial accounting for the acquisition is incomplete, principally related to finalizing the measurement of the acquired net working capital, the valuation of tangible and intangible assets, and the associated income tax considerations. All amounts below could change, potentially materially, as there is significant additional information that the Company must obtain to finalize the valuations of the assets acquired and liabilities assumed, and to establish the value of the potential intangible assets, primarily because of the proximity of the acquisition date to the balance sheet date of December 31, 2025.

Assets acquired:
Current assets	$17,664
Property, plant and equipment	871
Intangible assets	192,799
Goodwill (1)	304,171
Total assets acquired	515,505
Liabilities assumed:
Current liabilities	11,659
Long-term liabilities	1,351
Deferred income taxes	27,732
Total liabilities assumed	40,742
Net assets acquired	$474,763

(1)
As noted above, the Company has not yet obtained all the information required to finalize the valuations of the assets acquired and liabilities assumed, primarily because of the proximity of the acquisition date to the balance sheet date of December 31, 2025. As such, it is expected that goodwill will change materially from the amount noted above. Once finalized, the Company expects that the goodwill that results from the acquisition will be primarily attributable to the value of the assembled workforce and expected synergies with other existing companies, combined with the industry operating expertise of management. These are among the factors that contributed to a purchase price that resulted in the recognition of goodwill. Goodwill is not deductible for tax purposes.

The results of operations of LMB are included in the Company’s consolidated financial statements for the period subsequent to the completion of the acquisition. LMB's contribution to net sales and operating income for the year ended December 31, 2025 are not material and, accordingly, are not provided.

Pro forma financial information (Unaudited)

The pro forma information below gives effect to the LMB acquisition as if it had been completed on January 1, 2024.

The opening balance sheet values assigned to the LMB assets acquired and liabilities assumed are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period. We expect that such valuation changes could be material, primarily because of the proximity of the acquisition date to December 31, 2025. Increases or decreases in the estimated fair values of the net assets acquired may impact our statements of operations in future periods as well as the pro forma information presented below.

Had the acquisition of LMB occurred as of January 1, 2024, net sales on a pro forma basis for the years ended December 31, 2025 and 2024 would have been $549.0 million and $445.2 million, respectively. Additionally, income before income taxes on a pro forma basis would have been $60.9 million and $0.1 million, for the years ended December 31, 2025 and 2024, respectively. The underlying pro forma information for the years ended December 31, 2025 and 2024 includes $11.5 million and $11.8 million, respectively of amortization of acquired intangible assets resulting from the preliminary purchase price allocation. Interest expense has been adjusted as though the debt incurred to finance the LMB acquisition had been outstanding at January 1, 2024. The pro forma interest expense adjustments for the years ended December 31, 2025 and 2024 are $36.1 million, and $37.3 million, respectively. The pro forma information does not include the effects of any synergies, cost reduction initiatives or anticipated integration costs related to the acquisitions.

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

The total purchase price was allocated to the underlying assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition in accordance with ASC 805. The following table summarizes the purchase price allocation of the fair values of the assets acquired and the liabilities assumed at the transaction date (in thousands):

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

Goodwill is primarily attributable to the assembled workforce and expected synergies with other existing companies, combined with the industry operating expertise of management. These are among the factors that contributed to a purchase price that resulted in the recognition of goodwill. Goodwill is deductible for tax purposes.

The results of operations of AAI are included in the Company’s consolidated financial statements for the period subsequent to the completion of the acquisition. AAI contributed $14.9 million of net sales and $3.4 million of operating income for the year ended December 31, 2024.

Pro forma financial information (Unaudited)

The pro forma information below gives effect to the AAI acquisition as if it had been completed on January 1, 2023, and is not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2023, nor is it intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and the acquired business adjusted for certain items.

Had the acquisition of AAI occurred as of January 1, 2023, net sales on a pro forma basis for the twelve months ended December 31, 2024 and 2023 would have been $430.9 million and $354.5 million, respectively. Additionally, income before income taxes on a pro forma basis would have been $10.3 million for the twelve months ended December 31, 2024. Loss before income taxes on a pro forma basis would have been $30.2 million for the twelve months ended December 31, 2023. The underlying pro forma information for the years ended December 31, 2024 and 2023 includes $6.4 million and $9.7 million, respectively of amortization of acquired intangible assets resulting from the purchase price allocation. The pro forma interest expense adjustments for the years ended December 31, 2024 and 2023 are $24.6 million, and $36.9 million, respectively. The pro forma information does not include the effects of any synergies, cost reduction initiatives or anticipated integration costs related to the acquisitions.

Other Acquisitions

On July 28, 2025, the Company completed the acquisition of Beadlight Ltd. (Beadlight) for £24.6 million ($33.1 million). Beadlight designs, develops, and manufactures illumination solutions, air filtration systems, and Human-Machine Interface products from its facility in Witney, England. The purchase price was paid by the Company with cash on hand.

On July 3, 2023, the Company acquired Desser Aerospace’s Proprietary Solutions businesses from VSE Corporation (NASDAQ:VSEC; VSE) for $31.1 million in cash. The Company received $0.3 million during the year ended December 31, 2024 related to an adjustment to the working capital calculation used to arrive at the final purchase price. The acquired entities operate as DAC Engineered Products, LLC (DAC). Under the purchase agreement, there is a potential future payout of up to $7.0 million to the seller related to achieving certain financial targets for 2024 and 2025. The fair value of the liability in connection with this contingent payout is de minimis. DAC’s products include, but are not limited to: carbon brake discs, steel brake discs, starter generators and vacuum generators, primarily for general aviation and regional jets. The acquisition was financed through the drawdown of $20 million of Delayed Draw Term Loans available under the Company's existing Credit Agreement and cash on hand. During the year ended December 31, 2024, the Company received proceeds of approximately $1.7 million from the settlement of buyer-side representations and warranties insurance covering the acquisition of DAC. The insurance policy covered the Company for certain balance sheet items that were not correctly reflected in accordance with GAAP. This amount was recorded as other income on the consolidated statements of operations during the year ended December 31, 2024.

On September 1, 2023, the Company, through its newly formed UK subsidiary, Change Acquisition Limited, acquired 100% of the stock of CAV Systems Group Limited (CAV), a leading provider of highly engineered ice protection and drag reduction systems for $29.0 million in cash. The Company recorded an additional $3.1 million in purchase consideration that may be paid to the seller if CAV achieves certain financial targets for the years 2023 through 2026. During the year ended December 31, 2024, management revalued the estimated contingent consideration liability and recorded a reduction in contingent consideration totaling $2.9 million. This amount was recorded as other income on the consolidated statements of operations. The remaining contingent consideration totaling $0.2 million at December 31, 2025 is recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The acquisition was financed through the drawdown of $33 million of Delayed Draw Term Loans available under the Company's existing Credit Agreement.

The following table summarizes the aggregate purchase price allocation of the fair values of the assets acquired and the liabilities assumed for the Company’s other acquisitions (in thousands, based on the year of acquisition):

	Years Ended December 31,
	2025	2023
Assets acquired:
Current assets	$3,698	$11,690
Property, plant and equipment	2,397	7,318
Intangible assets	13,592	20,384
Goodwill	17,797	30,049
Deferred income taxes	—	548
Total assets acquired	37,484	69,989
Liabilities assumed:
Current liabilities	1,052	8,586
Long-term liabilities	—	1,268
Deferred income taxes	3,341	—
Total liabilities assumed	4,393	9,854
Net assets acquired	$33,091	$60,135

Goodwill is primarily attributable to the assembled workforce and expected synergies with other existing companies, combined with the industry operating expertise of management. These are among the factors that contributed to a purchase price that resulted in the recognition of goodwill.

The results of operations of each of the other acquisitions are included in the Company’s consolidated financial statements for the period subsequent to the completion of each acquisition.

Pro forma net sales and pretax contribution for the acquisitions, had they occurred at the beginning of the years ended December 31, 2025, 2024, or 2023 are not material and, accordingly, are not provided.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist only of cash and investments with original maturities of three months or less. As of December 31, 2025 and 2024 there were no cash equivalents or restricted cash.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined primarily using the weighted-average cost method. Write-downs for slow-moving and obsolete inventories are provided based on current assessments about future product demand, production requirements for the next 12 months and usage for the last 12 months.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Maintenance and repairs are expensed when incurred; renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is included in the results of operations. Depreciation is calculated on the straight-line method over the estimated useful lives of the related assets as follows: buildings from 25 to 40 years, leasehold improvements from one to 20 years, machinery and equipment from two to 12 years and furniture and fixtures from five to 10 years.

Finite-Lived Intangible Assets

Intangible assets consist of customer relationships, tradenames, technology, favorable leases and contract backlog, which are stated at cost, net of accumulated amortization and are being amortized on a straight-line method over periods of one to 20 years. The estimated useful lives are evaluated annually.

Evaluation of Long-Lived Assets

Long-lived assets, including finite-lived intangible assets and property, plant and equipment, are assessed for recoverability if any event occurs or circumstances change that indicates possible impairment. In evaluating the value and future economic benefits of long-lived assets, the carrying value of the asset or group of assets is compared to management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. An impairment charge is measured as the excess of an asset’s carrying amount over its fair value with the difference recorded in the consolidated statements of operations. Fair values are determined by a variety of valuation methods, including appraisals, sales prices of similar assets and present value techniques.

There were no impairment charges related to property, plant and equipment and finite-lived intangible assets for the years ended December 31, 2025, 2024, and 2023.

Business Combinations

The Company allocates the purchase price of acquired entities between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. Third party appraisal firms and other consultants are engaged to assist management in determining the fair values of certain assets acquired and liabilities assumed. In the absence of a third party appraisal, the Company uses internal valuation estimates based on pertinent data from comparable prior acquisitions. Estimating fair values requires significant judgments, estimates and assumptions, including but not limited to: discount rates, future cash flows and the economic lives of customer relationships, trade names, and technology. These estimates are based on historical experience and information obtained from the management of the acquired companies, and are inherently uncertain.

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

For purposes of testing goodwill for impairment, the Company operates as a single reporting unit. No goodwill impairment charge was recorded for the years ended December 31, 2025, 2024, and 2023.

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

The expense recognized for research and development costs for the years ended December 31, 2025, 2024, and 2023 was $13.1 million, $8.8 million, and $6.3 million, respectively.

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

Foreign Currency

Assets and liabilities from a foreign operation are translated from local currency to U.S. dollars at the exchange rate in effect at the balance sheet date. Gains and losses from the translation of a foreign operation are included in stockholders' equity on the Company’s consolidated balance sheets. Sales and expenses are translated at the average monthly exchange rates prevailing during the period.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires a public business entity to disclose specific categories in its annual effective tax rate reconciliation and provide disaggregated information about significant reconciling items by jurisdiction and by nature. The ASU also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. The standard makes several other changes to income tax disclosure requirements. This standard is effective for annual periods beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. The Company adopted this standard during the year ended December 31, 2025 and it did not have an effect on the Company’s consolidated results of operations, financial position or cash flows.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832) – Accounting for Government Grants Received by Business Entities. The ASU establishes guidance on the recognition, measurement, presentation and disclosure of a government grant received by a business entity. The guidance is effective for fiscal years beginning after December 15, 2028, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Reclassifications

A reclassification has been made to the prior year's consolidated financial statements to conform with the current year's presentation in the notes to the consolidated financial statements . This reclassification has resulted in no changes to the Company's consolidated results of operations, financial position or cash flows.

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

Net sales by end market were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Commercial Net Sales
Commercial aerospace OEM	$77,391	$65,011	$54,726
Commercial aerospace aftermarket	144,468	109,305	89,204
Total commercial aerospace	221,859	174,316	143,930

Business jet & general aviation OEM	74,745	70,098	47,016
Business jet & general aviation aftermarket	49,376	39,106	29,028
Total business jet & general aviation	124,121	109,204	76,044

Total commercial OEM	152,136	135,109	101,742
Total commercial aftermarket	193,844	148,411	118,232
Total commercial	345,980	283,520	219,974

Defense Net Sales
Total defense OEM	55,970	38,316	30,399
Total defense aftermarket	66,669	50,632	28,839
Total defense	122,639	88,948	59,238

Other Net Sales
Total other OEM	12,783	13,996	21,045
Total other aftermarket	14,881	16,355	17,220
Total other	27,664	30,351	38,265
Net Sales	$496,283	$402,819	$317,477

Contract Liabilities

Contract liabilities, or deferred revenue, represents payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on established terms. The Company's contract liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Contract liabilities, current (1)	$4,227	$4,159
Contract liabilities, long-term	—	—
Total contract liabilities	$4,227	$4,159
(1)
Included in accrued expenses and other current liabilities on the consolidated balance sheets.

During the years ended December 31, 2025 and 2024, the revenue recognized that was included in the contract liability balance at the beginning of the year was approximately $3.8 million and $1.3 million, respectively. The Company had no material contract assets at December 31, 2025 and 2024.

5. Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$45,286	$39,162
Work-in-process	36,111	29,797
Finished goods	27,639	23,680
Total	$109,036	$92,639

6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2025	2024
Land	$16,299	$15,411
Buildings and improvements	39,295	35,504
Machinery, equipment, furniture and fixtures	102,843	86,297
Total	158,437	137,212
Less: accumulated depreciation and amortization	(75,901)	(60,607)
Total	$82,536	$76,605

There were no sales of property, plant and equipment for the years ended December 31, 2025 and 2023. For the year ended December 31, 2024 there were sales of property, plant and equipment totaling $0.3 million, which is included in capital expenditures in the consolidated statements of cash flows.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Compensation and related benefits	$18,446	$14,162
Customer advances	4,227	4,159
Professional fees	3,905	1,284
Other	9,841	7,296
Total accrued expenses and other current liabilities	$36,419	$26,901

A reclassification has been made in the prior year's presentation to conform with the current year. This reclassification resulted in no changes to the Company's financial condition.

8. Long-Term Debt

The Company’s debt consisted of the following (in thousands):

	December 31,
	2025	2024
Term loans	$726,366	$281,366
Other	1,500	—
Total debt	727,866	281,366
Less: unamortized debt issuance costs	(12,166)	(4,073)
Total debt, net	715,700	277,293
Less: current portion	(4,362)	—
Long-term debt, net	$711,338	$277,293

The Company’s long-term debt at December 31, 2025 consisted principally of borrowings under its credit agreement, dated as of October 2, 2017, as amended from time to time (Credit Agreement) and West Virginia Economic Development Authority notes. The Credit Agreement is secured by substantially all of the assets of the Company.

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

On November 25, 2025, the Credit Agreement was amended to increase the Delayed Draw Term Loans commitment by an aggregate principal amount of $175 million for a total Delayed Draw Term Loans commitment in an aggregate principal amount equal to $275 million. In addition, the availability period of the Delayed Draw Term Loans commitment was extended to September 30, 2026.

On December 23, 2025, the Credit Agreement was amended to make available to the Company an incremental term loan in an aggregate principal amount equal to $445 million for purposes of (i) paying a portion of the consideration for the LMB acquisition, (ii) financing the payment of LMB debt, (iii) paying fees and expenses incurred in connection with the foregoing, and (iv) otherwise to fund working capital and general corporate purposes.

The Credit Agreement requires the maintenance of a quarterly leverage ratio. There are also certain non-financial covenants in place limiting the Company, from among other things, incurring other indebtedness, creating any liens on its properties, entering into merger or consolidation transactions, disposing of all or substantially all of its assets and payment of certain dividends and distributions. The Company was in compliance with all financial and nonfinancial covenants of the Credit Agreement as of December 31, 2025.

The Credit Agreement requires mandatory prepayments of the principal amount if there is excess cash flow, as defined, during a calendar year.

The Credit Agreement permits voluntary principal prepayments, in whole or in part, with no premium for any prepayments made. Any voluntary loan prepayments are applied to reduce future scheduled installments of principal in the order specified by the Company, or if the Company does not specify, the prepayment is applied to reduce the scheduled installments of principal in direct order of maturity. During the year ended December 31, 2024, the Company made voluntary prepayments of $614.6 million. There were no voluntary prepayments made under the Credit Agreement during the year ended December 31, 2025.

The Company paid approximately $8.9 million and $8.1 million of debt issuance costs for the years ended December 31, 2025 and 2024, respectively. The unamortized balance of deferred debt issuance costs was approximately $12.8 million as of December 31, 2025, of which approximately $12.2 million has been recorded as a reduction to the outstanding long-term debt and approximately $0.6 million, which is related to the revolving credit facility, has been recorded in other current assets on the Company’s consolidated balance sheet. The unamortized balance of deferred debt issuance costs was approximately $4.8 million as of December 31, 2024, of which approximately $4.1 million has been recorded as a reduction to the outstanding long-term debt and approximately $0.7 million, which is related to the revolving credit facility, has been recorded in other current assets on the Company’s consolidated balance sheet.

At December 31, 2025, there was $726.4 million outstanding under the Credit Agreement, and there remained available $275.0 million in Delayed Draw Term Loans Commitment and a $50.0 million revolving line of credit. As of December 31, 2025 and 2024, the weighted average interest rate for all outstanding loans under the Credit Agreement was 8.0% and 9.1%, respectively. The annual effective interest rate under the Credit Facility for the years ended December 31, 2025 and 2024 was 9.0% and 11.1%, respectively.

As of December 31, 2025, the minimum scheduled debt payments on Credit Agreement indebtedness were as follows:

2026	$4,450
2027	4,450
2028	4,450
2029	4,450
2030	708,566
$726,366

Other

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

9. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, finance leases and debt. The carrying amounts of all financial instruments reported on the consolidated balance sheets at December 31, 2025 and 2024 are considered to approximate fair value either due to the relatively short period of time between the origination of these financial instruments and their expected realization, or because the interest rates associated with the debt obligations approximate current market rates.

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

2024 Equity Incentive Plan

On April 16, 2024, in connection with the IPO, the Board of Directors adopted, and the Company shareholders approved the 2024 Equity Incentive Plan, pursuant to which employees, consultants and directors of the Company and employees, consultants and directors of affiliates performing services for the Company, including the executive officers, would be eligible to receive awards. On June 3, 2025, the Company amended and restated the 2024 Equity Incentive Plan (2024 Plan) primarily to remove the limitation as it related to the group of employees eligible to receive grants during the five-year period commencing on our initial public offering. Nine million shares of the Company's authorized shares of common stock have been reserved for future issuance under the 2024 Plan.

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

In connection with the IPO, on April 24, 2024, the Company granted 4.6 million options to purchase shares of common stock to certain employees. During the remainder of the year ended December 31, 2024, there were additional grants of 0.6 million options to purchase common stock to certain employees. During the year ended December 31, 2025, there were grants of 0.5 million options to purchase common stock to certain employees. The weighted-average grant date fair value of options granted during the years ended December 31, 2025 and 2024 was $32.33 and $13.10, respectively.

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

The fair value of the stock options was estimated at the dates of grant using a binomial lattice option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2025	2024
Risk-free interest rate	4.23%	4.58%
Expected dividend yield of stock	—	—
Expected volatility of stock	30.58%	29.30%

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

The following table summarizes the activity, pricing and other information for the Company’s stock option activity during the years ended December 31, 2025 and 2024 (in thousands, except per share data):

		Shares Under Option
	Shares Available for Grant	Number of Options	Weighted-Average Exercise Price Per Option
Outstanding as of January 1, 2024	—	—	$—
Granted	3,716	5,230	40.32
Exercised	—	—	—
Forfeited	37	(37)	34.19
Outstanding as of December 31, 2024	3,753	5,193	40.36
Granted	(471)	471	100.74
Exercised	—	(66)	28.00
Forfeited	403	(403)	34.19
Outstanding as of December 31, 2025	3,685	5,195	46.47

Information concerning stock options outstanding (all of which are vested or expected to vest) and exercisable stock options as of December 31, 2025 is as follows (in thousands, except per share and contractual life data):

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding	5,195	$46.47	8.5 years	$139,148
Exercisable	892	33.89	8.4 years	30,944

The Company received proceeds totaling $1.9 million related to the exercise of stock options during the year ended December 31, 2025 and realized a tax benefit of $0.7 million from these exercises. The intrinsic value of stock option exercises was $3.8 million.

The Company recognized stock compensation expense of $14.5 million and $8.5 million related to the 2024 Plan stock options during the years ended December 31, 2025 and 2024. As of December 31, 2025, there was approximately $55.9 million of total unrecognized compensation expense related to non-vested awards expected to vest, which is expected to be recognized over a weighted-average period of 3.5 years.

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

The following table summarizes the activity, pricing and other information for the Company’s inducement option activity during the years ended December 31, 2025 and 2024 (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price Per Option
Outstanding as of January 1, 2024	—	$—
Granted	68	96.85
Exercised	—	—
Forfeited	—	—
Outstanding as of December 31, 2024	68	96.85
Granted	—	—
Exercised	—	—
Forfeited	(5)	96.85
Outstanding as of December 31, 2025	63	96.85

Information concerning inducement stock options outstanding (all of which are vested or expected to vest) and exercisable stock options as of December 31, 2025 is as follows (in thousands, except per share and contractual life data):

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	63	$96.85	9.0 years	$-
Exercisable as of December 31, 2025	13	79.32	9.0 years	-

The Company recognized stock compensation expense of $0.4 million and $0.02 million related to inducement options during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was approximately $1.5 million of total unrecognized compensation expense related to non-vested awards expected to vest, which is expected to be recognized over a period of 4.0 years.

11. Net Income (Loss) per Common Share and Common Unit

Net income (loss) per common share and common unit was computed as follows (in thousands, except per common share and per common unit amounts):

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$72,146	$22,231	$(4,615)
Denominator for basic and diluted earnings per common share:
Weighted-average common shares outstanding - basic	93,597	89,366	n/a
Effect of dilutive common shares	2,296	2,318	n/a
Weighted average common shares outstanding—diluted	95,893	91,684	n/a
Net income per common shares—basic	$0.77	$0.25	n/a
Net income per common shares—diluted	$0.75	$0.24	n/a

Denominator for basic and diluted earnings per common unit:
Weighted average common units outstanding—basic	n/a	n/a	204
Effect of dilutive common units	n/a	n/a	—
Weighted average common units outstanding—diluted	n/a	n/a	204
Net (loss) per common unit—basic and diluted	n/a	n/a	$(22,620.18)

For the years ended December 31, 2025 and 2024, respectively, 1,027,000 and 652,000 potentially dilutive outstanding stock options were excluded from the calculation of diluted income per common share because the exercise prices are greater than the average share price the Company's common stock, and their inclusion would be anti-dilutive. In the year ended December 31, 2023, there were no potentially dilutive units so that basic and diluted net loss per common unit are the same.

12. Employee Savings Plan

The Company has a 401(k) defined contribution plan covering substantially all U.S. employees. The Company has a discretionary policy of matching employee contributions. Company contributions were approximately $2.2 million in the year ended December 31, 2025 and $1.7 million in each of the years ended December 31, 2024 and 2023.

13. Leases

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

Right-of-use assets and lease liabilities are included within the Consolidated Balance Sheets.

The components of lease expense were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Operating lease cost	$1,509	$1,264	$1,711
Finance lease cost:
Amortization of leased assets	277	279	277
Interest on lease liabilities	320	341	358
Total lease cost	$2,106	$1,884	$2,346

Supplemental cash flow information related to leases is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Assets obtained in exchange for lease obligations:
Operating leases	$1,265	$53	$1,582
Financing leases	—	—	—

Supplemental balance sheet information related to leases is as follows (in thousands):

	Years Ended December 31,
	2025	2024
Finance lease assets, gross	$4,181	$4,181
Less: accumulated amortization	(2,287)	(2,010)
Finance lease assets, net	$1,894	$2,171

As of December 31, 2025, the remaining lease term and weighted average discount rates are:

Weighted average remaining lease term (years):
Finance leases	6.8
Operating leases	10.2
Weighted average discount rate:
Finance leases	9.74%
Operating leases	9.58%

The future minimum lease payments under finance and operating leases as of December 31, 2025 are as follows (in thousands):

	Finance Leases	Operating Leases
2026	$575	$1,416
2027	599	1,292
2028	622	1,124
2029	647	1,002
2030	673	684
Thereafter	1,301	4,736
Total minimum lease payments	4,417	10,254
Less: amount representing interest	(1,247)	(3,831)
Present value of minimum lease payments	3,170	6,423
Less: current portion of lease liabilities	(279)	(818)
Long-term portion of lease liabilities	$2,891	$5,605

14. Commitments and Contingencies

There are various lawsuits and claims pending against the Company incidental to its business. Although the final results in such suits and proceedings cannot be predicted with certainty, in the opinion of management, the ultimate liability, if any, will not have a material impact on the consolidated financial statements.

15. Goodwill and Intangible Assets

The change in goodwill was as follows (in thousands):

Balance as of January 1, 2023	$441,992
Acquisition of DAC	17,529
Acquisition of CAV	12,124
Foreign exchange translation adjustment	(757)
Balance as of December 31, 2023	470,888
Adjustment of the final purchase price allocation related to DAC	(289)
Adjustment of the final purchase price allocation related to CAV	685
Acquisition of AAI	219,753
Foreign exchange translation adjustment	2,500
Balance as of December 31, 2024	693,537
Adjustment of the final purchase price allocation related to AAI	(452)
Acquisition of Beadlight	17,797
Acquisition of LMB	304,171
Foreign exchange translation adjustment	(6,676)
Balance as of December 31, 2025	$1,008,377

The Company performs an annual impairment test of goodwill on the first day of the fourth quarter of each year. Based on the results of its impairment test, Loar determined that no impairment of goodwill existed at December 31, 2025, 2024, or 2023.

Intangible assets subject to amortization consisted of the following (dollars in thousands):

	As of December 31, 2025				As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Weighted- Average Remaining Useful Life
Customer relationships	$613,780	$(156,806)	$456,974	13 years	$461,224	$(126,369)	$334,855	13 years
Tradename	85,919	(18,761)	67,158	13 years	61,680	(14,533)	47,147	13 years
Technology	99,419	(17,225)	82,194	13 years	65,337	(12,758)	52,579	13 years
Favorable lease	116	(36)	80	8 years	104	(23)	81	9 years
Total intangible assets	$799,234	$(192,828)	$606,406		$588,345	$(153,683)	$434,662

As disclosed in Note 2, Acquisitions, of the Consolidated Financial Statements, the purchase price of acquired entities is allocated based on the estimated fair value of the tangible and intangible assets acquired, and is subject to adjustment upon finalizing the measure of the fair values, which includes obtaining third-party appraisals of certain assets acquired and liabilities assumed for the LMB acquisition. Material adjustments may occur. The fair value of the tangible and intangible assets acquired will be finalized within the measurement period (not to exceed one year). Intangible assets acquired during the year ended December 31, 2025 are summarized as follows (dollars in thousands):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization
Goodwill	$321,968
	321,968
Intangible assets subject to amortization
Customer relationships	149,491	17 years
Tradename	23,561	14 years
Technology	33,339	15 years
	206,391
Total	$528,359

The aggregate amortization expense was $38.5 million for the year ended December 31, 2025, of which $4.3 million was charged to cost of sales and $34.2 million was charged to selling, general and administrative expenses. The aggregate amortization expense was $31.5 million for the year ended December 31, 2024, of which $3.2 million was charged to cost of sales and $28.3 million was charged to selling, general and administrative expenses. The aggregate amortization expense was $28.1 million for the year ended December 31, 2023, of which $3.2 million was charged to cost of sales and $24.9 million was charged to selling, general and administrative expenses.

The estimated amortization expense of intangible assets, assuming no increase or decrease in the gross carrying amounts, in each of the five succeeding years is as follows (in thousands):

2026	$50,667
2027	50,636
2028	50,568
2029	50,568
2030	47,969

16. Income Taxes

During the year ending December 31, 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires a public business entity, on a prospective basis, to disclose specific categories in its annual effective tax rate reconciliation and provide disaggregated information about significant reconciling items by jurisdiction and by nature. The ASU also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions.

The components of income before income taxes were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
United States	$67,325	$13,166	$918
Foreign	13,253	15,895	1,519
Income before income taxes	$80,578	$29,061	$2,437

The income tax (provision) benefit consisted of (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$(642)	$(5,376)	$(8,080)
State	(557)	(370)	(297)
Foreign	(3,552)	(2,636)	(2,432)
	(4,751)	(8,382)	(10,809)
Deferred:
Federal	(4,216)	1,049	1,893
State	(780)	161	117
Foreign	1,315	342	1,747
	(3,681)	1,552	3,757
Income tax provision	$(8,432)	$(6,830)	$(7,052)

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows (dollars in thousands):

	Year Ended December 31, 2025
	Amount	Effective Tax Rate
Provision at U.S. federal statutory tax rate	$(16,920)	21.0%
State and local taxes, net of federal (national) income tax effect(1)	(1,220)	1.5%
Foreign tax effects
Germany
Effect of Rates Different than Statutory	1,340	(1.7)%
Trade Tax	(1,222)	1.5%
Other	261	(0.3)%
Other foreign jurisdictions	166	(0.2)%
Effect of changes in tax laws or rates enacted in the current period	11,087	(13.8)%
Effect of cross-border tax laws
Global intangible low-taxed income	(1,021)	1.3%
Foreign-derived intangible income	487	(0.6)%
Tax credits
Research & development credits	931	(1.1)%
Nontaxable or nondeductible items
Disallowed officer compensation	(1,678)	2.1%
Transaction costs	(1,207)	1.5%
Other	369	(0.5)%
Changes in unrecognized tax benefits	259	(0.3)%
Other adjustments	(64)	0.1%
Income tax provision	$(8,432)	10.5%
(1)
The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, Connecticut, and Indiana.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows (in thousands):

	Years Ended December 31,
	2024	2023
Provision at statutory rate	$(6,103)	$(512)
State and local taxes, net of federal tax benefit	(136)	(78)
Permanent differences and other	456	(387)
Global intangible low-taxed income	(489)	—
Foreign-derived intangible income	141	1,575
Foreign currency gain	—	556
Transaction costs	2,484	(237)
Disallowed officer compensation	(1,726)	—
Rate adjustment	(129)	(343)
Research & development credits	917	1,031
Foreign rate differential	(839)	(262)
Valuation allowance	(1,406)	(8,395)
Income tax provision	$(6,830)	$(7,052)

The components of the net deferred income tax liability were as follows (in thousands):

	December 31,
	2025	2024
Deferred income tax assets:
Accounts receivable	$724	$446
Inventories	6,049	6,094
Accrued expenses	3,184	2,355
Disallowed interest	22,190	24,150
Lease liabilities	1,752	1,575
Capitalized research and development	5,180	6,664
Credits	1,615	475
Net operating loss	9,951	2,826
Stock based compensation	2,999	1,214
Other	936	—
Total deferred income tax assets	54,580	45,799
Valuation allowance	(482)	(11,495)
Total net deferred income tax assets	54,098	34,304
Deferred income tax liabilities:
Intangible and other long-term assets	(91,238)	(41,444)
Indefinite-lived intangible assets	(21,831)	(15,908)
Property, plant and equipment	(7,091)	(7,821)
Operating lease assets	(1,711)	(1,535)
Prepaid expenses	(598)	(483)
Unrealized gain	(6)	(5)
Total deferred income tax liabilities	(122,475)	(67,196)
Net deferred income tax liability	$(68,377)	$(32,892)

As of December 31, 2025, the Company had U.S. federal net operating loss carryforwards of approximately $35.9 million which can be carried forward indefinitely. The Company has state net operating loss carryforwards of approximately $17.4 million, $1.5 million which can be carried forward indefinitely and $15.9 million that begin to expire in 2030. The Company also had federal research and development credits of $0.9 million which will begin to expire in 2045 and state research and development tax credits totaling approximately $0.7 million, of which $0.5 million have an indefinite carryforward period and $0.2 million begin to expire in 2042. Additionally, as of December 31, 2025, the Company had foreign net operating loss carryforwards of $6.1 million and foreign research and development credits of $0.1 million, both of which may be carried forward indefinitely.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The changes to the business interest expense limitation allow the Company to utilize its interest expense carryover, resulting in a release of the valuation allowance currently recorded. Consequently, during the year ended December 31, 2025, the Company recognized a tax benefit of $11.1 million from the release of its valuation allowance.

The realization of deferred income tax assets may be dependent on the Company's ability to generate sufficient income in future years in the associated jurisdiction to which the deferred income tax assets relate. As of December 31, 2025, the Company determined that it was more likely than not to realize its deferred tax assets related to its disallowed interest carryforward and foreign research and development credits, and therefore has released the valuation allowance against its federal and foreign deferred tax assets, respectively. The Company maintains a valuation allowance on certain state disallowed interest carryforward deferred tax assets that are not more likely than not to be realized.

The Company files income tax returns in the United States, various state jurisdictions, Germany, the UK and France, with varying statutes of limitations. The Company is subject to income tax examinations by the tax authorities in the US, Germany, UK, and France for years generally beginning in 2021. The Company is currently under examination for its federal income taxes in Germany for tax years 2021 through 2023 and France for fiscal years June 2023 through June 2025.

The Company recognizes the benefits of tax return positions if it is determined that the positions are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits will be recorded as tax expense in the period incurred.

The changes in unrecognized tax benefits were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Unrecognized tax benefit, beginning balance	$774	$551	$517
Additions based on tax positions related to the current year	423	223	34
Additions based on tax positions from prior years	38	—	—
Reductions for tax positions of prior years	—	—	—
Reductions due to lapse of the applicable statute of limitations	—	—	—
Unrecognized tax benefit, ending balance	$1,235	$774	$551

There are tax benefits of $0.5 million included in the balances of unrecognized tax benefits at December 31, 2025, 2024, and 2023, that, if recognized, would affect the effective tax rates.

The Company’s policy is to record tax-related interest and penalties within the tax provision. As of December 31, 2025, there was $0.1 million of interest and penalties recorded related to unrecognized tax benefits.

The Company has not recognized a deferred tax liability for the undistributed earnings of the Company’s foreign operations as the Company considers these earnings to be permanently reinvested.

In December 2021, the Organization for Economic Co-operation and Development (OECD) introduced Base Erosion and Profit Shifting (BEPS) Pillar 2 rules, which impose a 15% global minimum tax rate for tax years beginning in 2024. The Company currently does not meet the annual revenue threshold and, as a result, is not subject to the Pillar 2 rules. The Company will continue to monitor whether Pillar 2 may have an impact on the consolidated financial statements.

Cash income taxes paid during the year ended December 31, 2025 was comprised of (in thousands):

Federal	$5,233
State	1,026
Foreign
Germany	2,955
Other	180
Total	$9,394

Income taxes paid during the years ended December 31, 2024 and 2023 were $12.6 million and $5.0 million, respectively.

17. Related-Party Transactions

Blackstone Alternative Credit Advisors LP and affiliates (Blackstone Credit), a lender under the Credit Agreement, owned approximately 13% of Loar Holdings Inc. at December 31, 2024. During the year ended December 31, 2025, Blackstone Credit reduced their ownership to less than 5% of the Company, and at December 31, 2025 are no longer a related party. During the year ended December 31, 2024, this lender, as a related party, provided additional term loans totaling $360.0 million. During the years ended December 31, 2025 and 2024 the Company, through the Credit Agreement administrative agent, paid interest and principal payments totaling approximately $25.1 million and $669.7 million, respectively, to this lender.

Until January 2024, certain members of management were lenders under the Credit Agreement. During January 2024, the Credit Agreement indebtedness held by the management lenders was purchased by Blackstone Credit. As a result of this transaction, Blackstone Credit became the sole lender under the Credit Agreement. There was no outstanding debt balance due to these lenders at December 31, 2025. During the year ended December 31, 2023, the Company, through the Credit Agreement administrative agent, paid to these lenders interest and principal payments totaling approximately $1.6 million. There were no payments to these lenders during the years ended December 31, 2025 and 2024.

18. Segment Reporting

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

The following table provides a reconciliation of the Company's segment Adjusted EBITDA to net income (loss) for the years ended December 31, 2025, 2024, and 2023 (unaudited, in thousands):

	Years Ended December 31,
	2025	2024	2023
Net sales	$496,283	$402,819	$317,477
Significant segment expenses:
Adjusted cost of sales (1)	215,567	186,234	150,721
Adjusted selling, general and administrative expenses (2)	78,540	61,471	47,734
Research and development costs (3)	13,052	8,778	6,279
Adjusted EBITDA	189,124	146,336	112,743
Recognition of inventory step-up (4)	(45)	(1,102)	(603)
Other income (expense) (5)	(159)	4,452	762
Transaction expenses (6)	(11,281)	(3,390)	(3,394)
Stock-based compensation (7)	(14,931)	(11,103)	(372)
Acquisition and facility integration costs (8)	(5,465)	(4,491)	(1,621)
Depreciation and amortization	(50,999)	(43,070)	(38,024)
Interest expense, net	(25,665)	(52,112)	(67,054)
Refinancing costs	—	(6,459)	—
Income tax provision	(8,432)	(6,830)	(7,052)
Net income (loss)	$72,146	$22,231	$(4,615)

(1)
Represents cost of sales adjusted to exclude the recognition of inventory step-up of $0.1 million, $1.1 million and $0.6 million during the years ended December 31, 2025, 2024, and 2023, the amortization of intangible and other long-lived assets of $4.9 million, $3.5 million, and $3.2 million during the years ended December 31, 2025, 2024,and 2023, depreciation of $10.7 million, $10.2 million, and $8.7 million during the years ended December 31, 2025, 2024, and 2023, and acquisition and facility integration costs of $3.7 million and $2.9 million during the years ended December 31, 2025 and 2024.
(2)
Represents selling, general and administrative expenses adjusted to exclude the amortization of intangible and other long-lived assets of $34.1 million, $28.3 million, and $24.9 million during the years ended December 31, 2025, 2024, and 2023, depreciation of $1.2 million, $1.0 million and $1.3 million during the years ended December 31, 2025, 2024, and 2023, stock based compensation of $14.9 million, $11.1 million and $0.4 million during the years ended December 31, 2025, 2024, and 2023, acquisition and facility integration costs of $1.7 million, $1.6 million and $1.6 million during the years ended December 31, 2025, 2024, and 2023, and research and development costs of $13.1 million, $8.8 million and $6.3 million during the years ended December 31, 2025, 2024, and 2023.
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
(6)
Represents third party transaction-related costs for acquisitions comprising deal fees, legal, financial and tax due diligence expenses, valuation costs that are required to be expensed as incurred, and post-IPO transaction related costs.
(7)
Represents the non-cash compensation expense recognized by the Company for equity awards.
(8)
Represents costs incurred to integrate acquired businesses and product lines into our operations, facility relocation costs and other acquisition-related costs.

19. Subsequent Event

On January 21, 2026, the Company acquired Harper Engineering Company (Harper Engineering) for $250 million in cash. Under the purchase agreement, there is a potential future payout to the seller of $55 million related to achieving certain financial targets. Founded in 1968, Harper Engineering is a leading manufacturer of mechanically engineered devices for aircraft interiors and holds a proprietary portfolio of latching and securing mechanisms used across multiple leading commercial aerospace platforms.

The acquisition was financed through the drawdown of $240 million of Delayed Draw Term Loans available under the Company's existing Credit Agreement and cash on hand. The Delayed Draw Term Loans will mature on the same date, will amortize, and will bear the same interest rate as the existing term loans outstanding under the Credit Agreement.

The Company expects to account for the acquisition of Harper Engineering as a business combination and is currently evaluating the purchase price allocation. It is not practicable to disclose the preliminary purchase price allocation or unaudited pro forma combined financial information for this transaction, given the short period of time between the acquisition date and the issuance of these consolidated financial statements.