Form 10-Q
period 2026-03-31
Loar Holdings Inc.
filed 2026-05-07
CIK 2000178

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 93,624,471 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Loar Holdings Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands except share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$94,882	$84,827
Accounts receivable, net	100,687	88,026
Inventories	122,557	109,036
Other current assets	11,556	11,123
Income taxes receivable	5,405	5,486
Total current assets	335,087	298,498
Property, plant and equipment, net	88,473	82,536
Finance lease assets	1,825	1,894
Operating lease assets	6,877	6,229
Other long-term assets	27,347	25,935
Intangible assets, net	757,592	606,406
Goodwill	1,081,154	1,008,377
Total assets	$2,298,355	$2,029,875

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$23,885	$18,606
Current portion of long-term debt, net	6,720	4,362
Current portion of finance lease liabilities	288	279
Current portion of operating lease liabilities	1,370	818
Income taxes payable	2,533	3,022
Accrued expenses and other current liabilities	38,684	36,419
Total current liabilities	73,480	63,506
Deferred income taxes	74,469	68,377
Long-term debt, net	943,346	711,338
Finance lease liabilities	2,813	2,891
Operating lease liabilities	5,746	5,605
Other long-term liabilities	18,593	3,405
Total liabilities	1,118,447	855,122

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 485,000,000 shares authorized; 93,624,471 and 93,622,471 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	936	936
Additional paid-in capital	1,129,463	1,125,015
Retained earnings	62,729	51,586
Accumulated other comprehensive loss	(13,220)	(2,784)
Total stockholders' equity	1,179,908	1,174,753
Total liabilities and stockholders' equity	$2,298,355	$2,029,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Income

(Unaudited, in thousands except per common share amounts)

	Three Months Ended March 31,
	2026	2025
Net sales	$156,088	$114,659
Cost of sales	76,847	54,953
Gross profit	79,241	59,706
Selling, general and administrative expenses	44,485	33,102
Transaction expenses	1,239	460
Operating income	33,517	26,144
Interest expense, net	18,710	6,459
Income before income taxes	14,807	19,685
Income tax provision	(3,664)	(4,369)
Net income	$11,143	$15,316
Net income per common share:
Basic	$0.12	$0.16
Diluted	$0.12	$0.16
Weighted average common shares outstanding:
Basic	93,623	93,556
Diluted	95,651	95,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$11,143	$15,316
Cumulative translation adjustments	(10,436)	(256)
Comprehensive income	$707	$15,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, January 1, 2026	93,622	$936	$1,125,015	$51,586	$(2,784)	$1,174,753
Net income	—	—	—	11,143	—	11,143
Stock-based compensation	—	—	4,392	—	—	4,392
Exercise of stock options	2	—	56	—	—	56
Cumulative translation adjustments	—	—	—	—	(10,436)	(10,436)
Balance, March 31, 2026	93,624	$936	$1,129,463	$62,729	$(13,220)	$1,179,908

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance, January 1, 2025	93,556	$936	$1,108,225	$(20,560)	$(96)	$1,088,505
Net income	—	—	—	15,316	—	15,316
Stock-based compensation	—	—	3,089	—	—	3,089
Cumulative translation adjustments	—	—	—	—	(256)	(256)
Balance, March 31, 2025	93,556	$936	$1,111,314	$(5,244)	$(352)	$1,106,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$11,143	$15,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,252	2,899
Amortization of intangible and other long-term assets	15,690	9,560
Amortization of debt issuance costs	915	231
Recognition of inventory step-up	4,916	—
Stock-based compensation	4,392	3,089
Deferred income taxes	943	669
Non-cash lease expense	311	173
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(7,370)	(7,099)
Inventories	(6,146)	(3,534)
Other assets	(1,868)	(1,304)
Accounts payable	5,253	1,930
Income taxes (receivable) payable	(23)	3,561
Accrued expenses and other current liabilities	(234)	3,032
Operating lease liabilities	(259)	(163)
Net cash provided by operating activities	30,915	28,360

Investing activities
Capital expenditures	(4,108)	(1,847)
Payment for acquisitions, net of cash acquired	(249,868)	—
Net cash used in investing activities	(253,976)	(1,847)

Financing activities
Net proceeds from issuance of common stock	56	—
Proceeds from issuance of long-term debt	240,000	—
Payments of long-term debt	(1,713)	—
Financing costs	(4,800)	—
Payments of finance lease liabilities	(69)	(55)
Net cash provided by (used in) financing activities	233,474	(55)

Effect of translation adjustments on cash and cash equivalents	(358)	(26)
Net increase in cash, cash equivalents and restricted cash	10,055	26,432

Cash, cash equivalents and restricted cash, beginning of period	84,827	54,066
Cash, cash equivalents and restricted cash, end of period	$94,882	$80,498

Supplemental information
Interest paid during the period, net of capitalized amounts	$18,944	$6,476
Income taxes paid during the period, net	$2,634	$375

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q, unless expressly stated otherwise or the context otherwise requires, the terms “Loar,” the “Company,” “we,” “us” and “our” refer to Loar Holdings Inc. and its subsidiaries, collectively.

Principles of Consolidation

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended December 31, 2025 included in Loar Holdings Inc.'s Annual Report on Form 10-K filed on March 2, 2026. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (GAAP). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). The December 31, 2025 condensed consolidated balance sheet was derived from Loar Holdings Inc.’s audited financial statements for the year then-ended. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

A reclassification has been made to the prior year's condensed consolidated statement of cash flows to conform with the current year's presentation. This reclassification has resulted in no changes to the Company's condensed consolidated results of operations, financial position or operating or total cash flows.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance requires disaggregated information about certain income statement costs and expenses for public entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories within the notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

2. Acquisitions

Harper Engineering Company

On January 21, 2026, the Company acquired Harper Engineering Company (Harper Engineering) for $249.9 million in cash. The Company recorded an additional $15.3 million in purchase consideration that may be paid to the sellers if Harper Engineering achieves certain financial targets for the years 2026 to 2031. The maximum payout to the seller related to achieving these financial targets is $55.0 million. The additional purchase consideration is recorded in other long-term liabilities on the accompanying condensed consolidated balance sheets. Founded in 1968, Harper Engineering is a leading manufacturer of mechanically engineered devices for aircraft interiors and holds a proprietary portfolio of latching and securing mechanisms used across multiple leading commercial aerospace platforms.

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

Assets acquired:
Current assets	$13,992
Property, plant and equipment	2,920
Other assets	1,021
Intangible assets	153,500
Goodwill	97,752
Total assets acquired	269,185
Liabilities assumed:
Current liabilities	3,689
Operating lease liabilities	378
Contingent consideration liability	15,250
Total liabilities assumed	19,317
Net assets acquired	$249,868

Inventory was recorded at its estimated fair value, which represented an amount equivalent to estimated selling price less fulfillment costs and a normative selling profit. The increase in fair value of inventory from the acquisition was approximately
$0.4 million, which was recognized in cost of goods sold during the three months ended March 31, 2026.

Goodwill is primarily attributable to the assembled workforce and expected synergies with other existing companies, combined with the industry operating expertise of management. These are among the factors that contributed to a purchase price that resulted in the recognition of goodwill. Goodwill is deductible for tax purposes.

The results of operations of Harper Engineering are included in the Company’s consolidated financial statements for the period subsequent to the completion of the acquisition. Harper Engineering contributed $7.6 million of net sales and $0.2 million of operating income for the three months ended March 31, 2026.

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

Assets acquired:
Current assets	$18,831
Property, plant and equipment	4,137
Intangible assets	211,542
Goodwill	284,431
Total assets acquired	518,941
Liabilities assumed:
Current liabilities	8,393
Long-term liabilities	1,351
Deferred income taxes	34,434
Total liabilities assumed	44,178
Net assets acquired	$474,763

The initial accounting has been adjusted, including the measurement of the acquired tangible and intangible assets and liabilities, as well as the associated income tax considerations. The adjustments include a decrease to goodwill of $19.7 million, an increase to intangible assets of $18.7 million, an increase to deferred income taxes of $6.7 million, an increase to property, plant and equipment of $3.3 million, a decrease of $3.3 million in current liabilities, and an increase of $1.2 million in current assets. Any further adjustments during the one-year measurement period from the acquisition date are not expected to be material to the consolidated financial statements.

Inventory was recorded at its estimated fair value, which represented an amount equivalent to estimated selling price less fulfillment costs and a normative selling profit. The increase in fair value of inventory from the acquisition was approximately
$4.5 million, which was recognized in cost of goods sold during the three months ended March 31, 2026.

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

Pro forma financial information (Unaudited)

The pro forma information below gives effect to the LMB acquisition as if it had been completed on January 1, 2024, and the Harper Engineering acquisition as if it had been completed on January 1, 2025.

Had the acquisitions of LMB and Harper Engineering occurred on those dates, net sales on a pro forma basis for the three months ended March 31, 2026 and 2025 would have been $158.9 million and $141.0 million, respectively. Additionally, income before income taxes on a pro forma basis would have been $14.7 million and $9.7 million, for the three months ended March 31, 2026 and 2025, respectively. The underlying pro forma information for the three months ended March 31, 2026 and 2025 includes $0.8 million and $6.7 million, respectively, of amortization of acquired intangible assets resulting from the preliminary purchase price allocation. Interest expense has been adjusted as though the debt incurred to finance the LMB acquisition had been outstanding at January 1, 2024 and the debt incurred to finance the Harper Engineering acquisition had been outstanding at January 1, 2025. The pro forma interest expense adjustments for the three months ended March 31, 2026 and 2025 are $1.1 million, and $14.2 million, respectively. The pro forma information does not include the effects of any synergies, cost reduction initiatives or anticipated integration costs related to the acquisitions.

3. Revenue Recognition

All revenue recognized in the condensed consolidated statements of income is considered to be revenue from contracts with customers.

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

Net sales by end market were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Commercial Net Sales
Commercial aerospace OEM	$31,521	$16,064
Commercial aerospace aftermarket	43,515	32,403
Total commercial aerospace	75,036	48,467

Business jet & general aviation OEM	19,633	19,423
Business jet & general aviation aftermarket	11,066	11,435
Total business jet & general aviation	30,699	30,858

Total commercial OEM	51,154	35,487
Total commercial aftermarket	54,581	43,838
Total commercial	105,735	79,325

Defense Net Sales
Total defense OEM	23,042	11,726
Total defense aftermarket	17,607	17,056
Total defense	40,649	28,782

Other Net Sales
Total other OEM	4,768	2,866
Total other aftermarket	4,936	3,686
Total other	9,704	6,552
Net Sales	$156,088	$114,659

Contract Liabilities

Contract liabilities, or deferred revenue, represent payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on established terms. The Company's contract liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Contract liabilities, current (1)	$5,606	$4,227
Contract liabilities, long-term	—	—
Total contract liabilities	$5,606	$4,227

(1) Included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

During the three months ended March 31, 2026, the Company recognized approximately $2.1 million of revenue that was included in the contract liability balance at December 31, 2025. The Company had no material contract assets at March 31, 2026 and December 31, 2025.

4. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$46,820	$45,286
Work-in-process	44,394	36,111
Finished goods	31,343	27,639
Total	$122,557	$109,036

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Land	$16,433	$16,299
Buildings and improvements	42,690	39,295
Machinery, equipment, furniture and fixtures	116,146	102,843
Total	175,269	158,437
Less: accumulated depreciation and amortization	(86,796)	(75,901)
Total	$88,473	$82,536

There were no sales of property, plant and equipment during the three months ended March 31, 2026 and 2025.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Compensation and related benefits	$21,608	$18,446
Customer advances	5,606	4,227
Professional fees	1,812	3,905
Other	9,658	9,841
Total accrued expenses and other current liabilities	$38,684	$36,419

7. Long-Term Debt

The Company’s debt consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Term loans	$964,654	$726,366
Other	1,500	1,500
Total debt	966,154	727,866
Less: unamortized debt issuance costs	(16,088)	(12,166)
Total debt, net	950,066	715,700
Less: current portion	(6,720)	(4,362)
Long-term debt, net	$943,346	$711,338

The Company’s long-term debt at March 31, 2026 consisted principally of borrowings under its Nineteenth Amendment to Credit Agreement, dated as of December 23, 2025, as amended from time to time (Credit Agreement) and West Virginia Economic Development Authority notes. The Credit Agreement is secured by substantially all of the assets of the Company.

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

On December 23, 2025, the Credit Agreement was amended to make available to the Company an incremental term loan in an aggregate principal amount equal to $445 million for purposes of (i) paying a portion of the consideration for the LMB acquisition, (ii) financing the payment of LMB debt, (iii) paying fees and expenses incurred in connection with the foregoing, and (iv) otherwise funding working capital and general corporate purposes.

On January 21, 2026, the Company drew down $240 million of the available Delayed Draw Term Loans commitment to fund a portion of the Harper Engineering acquisition.

The Credit Agreement requires the maintenance of a quarterly leverage ratio. There are also certain non-financial covenants in place limiting us from, among other things, incurring other indebtedness, creating any liens on our properties, entering into merger or consolidation transactions, disposing of all or substantially all of our assets and payment of certain dividends and distributions. The Company was in compliance with all financial and non-financial covenants of the Credit Agreement as of March 31, 2026.

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

At March 31, 2026, there was $964.7 million outstanding under the Credit Agreement, and there remained availability of $35.0 million in delayed draw term loan commitments and $50.0 million in revolving line of credit.

8. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, finance leases and debt. The carrying amounts of all financial instruments reported on the condensed consolidated balance sheets at March 31, 2026 and December 31, 2025 are considered to approximate fair value either due to the relatively short period of time between the origination of these financial instruments and their expected realization, or the interest rates associated with the debt obligations approximate current market rates.

9. Commitments and Contingencies

There are various lawsuits and claims pending against the Company incidental to its business. Although the final results of such suits and proceedings cannot be predicted with certainty, in the opinion of management, the ultimate liability, if any, will not have a material impact on the condensed consolidated financial statements.

10. Net Income per Common Share

Net income per common share was computed as follows (in thousands, except per common share amounts):

	Three Months Ended March 31,
	2026	2025
Net income	$11,143	$15,316
Denominator for basic and diluted earnings per common share:
Weighted-average common shares outstanding - basic	93,623	93,556
Effect of dilutive common shares	2,028	2,215
Weighted average common shares outstanding—diluted	95,651	95,771
Net income per common share—basic	$0.12	$0.16
Net income per common share—diluted	$0.12	$0.16

11. Income Taxes

At the end of each quarter, the Company makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.

The Company's effective income tax rate for the three months ended March 31, 2026 and 2025 was 24.7% and 22.2%, respectively. The 2026 effective tax rate increased when compared to 2025, primarily due to a favorable adjustment to the Company's valuation allowance during the three months ended March 31, 2025.

The Company's effective income tax rate is higher than the federal statutory tax rate of 21% primarily due to the geographical mix of projected profits and non-deductible expenses. These impacts are partially offset by foreign-derived deduction eligible income and research and development tax credits.

12. Segment Reporting

The Company reports the results of its continuing operations in one reportable segment. The Company's Chief Operating Decision Maker, our Chief Executive Officer, monitors sales and Adjusted EBITDA to evaluate performance and make operating decisions. EBITDA means earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA means EBITDA, adjusted for other items within a relevant period which are not reflective of the segment's operating performance in the period.

The following table provides a reconciliation of the Company's segment Adjusted EBITDA to net income for the three months ended March 31, 2026 and 2025 (unaudited, in thousands):

	Three Months Ended March 31,
	2026	2025
Net sales	$156,088	$114,659
Significant segment expenses:
Adjusted cost of sales (1)	65,260	50,640
Adjusted selling, general and administrative expenses (2)	23,185	17,970
Research and development costs (3)	4,424	2,916
Adjusted EBITDA	63,219	43,133
Recognition of inventory step-up (4)	(4,916)	—
Transaction expenses (5)	(1,239)	(460)
Stock-based compensation (6)	(4,392)	(3,089)
Acquisition and facility integration costs (7)	(213)	(981)
Depreciation and amortization	(18,942)	(12,459)
Interest expense, net	(18,710)	(6,459)
Income tax provision	(3,664)	(4,369)
Net income	$11,143	$15,316
(1)
Represents cost of sales adjusted to exclude the recognition of inventory step-up of $4.9 million during the three months ended March 31, 2026, the amortization of intangible and other long-lived assets of $3.7 million and $1.1 million during the three months ended March 31, 2026 and 2025, depreciation of $2.9 million and $2.6 million during three months ended March 31, 2026 and 2025, and acquisition and facility integration costs of $0.5 million during the three months ended March 31, 2025.
(2)
Represents selling, general and administrative expenses adjusted to exclude the amortization of intangible and other long-lived assets of $12.0 million and $8.4 million during the three months ended March 31, 2026 and 2025, depreciation of $0.3 million during each of the three months ended March 31, 2026 and 2025, stock based compensation of $4.4 million and $3.1 million during the three months ended March 31, 2026 and 2025, acquisition and facility integration costs of $0.2 million and $0.4 million during the three months ended March 31, 2026 and 2025, and research and development costs of $4.4 million and $2.9 million during the three months ended March 31, 2026 and 2025.
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
(6)
Represents the non-cash compensation expense recognized by the Company for equity awards.
(7)
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

This Quarterly Report on Form 10-Q contains both historical information and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and 27A of the Securities Act of 1933, as amended. All statements other than statements of historical fact included that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained throughout this Quarterly Report on Form 10-Q. These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to, among other things, our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q, including the risks outlined under “Risk Factors,” will be important in determining future results. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors,” of the Annual Report on Form 10-K. Since our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements, we cannot give any assurance that any of the events anticipated by these forward-looking statements will occur or, if any of them does occur, what impact they will have on our business, results of operations and financial condition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. We do not undertake any obligation to update these forward-looking statements, or the risk factors contained in this Quarterly Report on Form 10-Q, to reflect new information, future events or otherwise, except as may be required under federal securities laws.

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

Recent Developments

On January 21, 2026, the Company acquired Harper Engineering for $249.9 million in cash. Founded in 1968, Harper Engineering is a leading manufacturer of mechanically engineered devices for aircraft interiors and holds a proprietary portfolio of latching and securing mechanisms used across multiple leading commercial aerospace platforms.

The acquisition was financed through the drawdown of $240 million of Delayed Draw Term Loans available under the Company's existing Credit Agreement and cash on hand. The Delayed Draw Term Loans will mature on the same date, will amortize, and will bear the same interest rate as the existing term loans outstanding under the Credit Agreement.

Outlook

As we look to the rest of 2026, we anticipate net sales growth to be driven by organic growth, in particular the conversion of high levels of backlog of our existing products, and the impact from strategic acquisitions. Backlog primarily consists of firm orders for products that have not yet shipped. Continued inflationary pressures and supply chain disruptions may lead to higher material and labor costs although these pressures and disruptions have not had a material effect on our year-to-date results of operations or capital resources, and we do not expect them to materially affect our outlook or business goals. So far in 2026, we have continued and plan to continue our commitment to develop new products and services, penetrate markets further, and pursue an aggressive acquisition strategy while seeking to maintain our financial strength and flexibility.

Results of Operations

The following table sets forth, for the three months ended March 31, 2026 and 2025, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (in thousands unless otherwise indicated):

	Three Months Ended March 31,
	2026		2025
	Dollars	% of Net Sales	Dollars	% of Net Sales
Net sales	$156,088	100.0%	$114,659	100.0%
Cost of sales	76,847	49.2%	54,953	47.9%
Gross profit	79,241	50.8%	59,706	52.1%
Selling, general and administrative expenses	44,485	28.5%	33,102	28.9%
Transaction expenses	1,239	0.8%	460	0.4%
Operating income	33,517	21.5%	26,144	22.8%
Interest expense, net	18,710	12.0%	6,459	5.6%
Income before income taxes	14,807	9.5%	19,685	17.2%
Income tax provision	(3,664)	(2.4)%	(4,369)	(3.8)%
Net income	11,143	7.1%	15,316	13.4%
Cumulative translation adjustments	(10,436)	(6.7)%	(256)	(0.2)%
Comprehensive income	$707	0.4%	$15,060	13.2%
Other Data:
EBITDA (1)	$52,459		$38,603
Adjusted EBITDA (1)	63,219		43,133
Net income margin		7.1%		13.4%
Adjusted EBITDA Margin (1)		40.5%		37.6%

(1)
Refer to “Non-GAAP Financial Measures” in this management’s discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable GAAP financial measure.

Financial and Operational Highlights

Three months ended March 31, 2026 compared with three months ended March 31, 2025

Net Sales

Net sales for the three months ended March 31, 2026 increased $41.4 million, or 36.1%, to $156.1 million as compared to $114.7 million for the three months ended March 31, 2025.

Net organic sales represent net sales from our existing businesses for comparable periods and exclude net sales from acquisitions. We include net sales from new acquisitions in net organic sales from the 13th-month after the acquisition on a comparative basis with the prior period. Net acquisition sales for the three months ended March 31, 2026 represent net sales from acquisitions that were completed in 2025 and 2026 for which there are no comparable net sales during the prior year. We believe this measure provides an understanding of underlying sales trends as it provides net sales comparisons on a consistent basis. We do not believe our net sales are subject to significant seasonal variations. See Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements for further information on the Company’s acquisition activities.

Net Organic Sales

Net organic sales for the three months ended March 31, 2026 increased $13.0 million or 11.4%, to $127.7 million as compared to $114.7 million for the three months ended March 31, 2025. The increase in net organic sales was primarily related to increases in OEM total commercial sales ($7.8 million, an increase of 22.0%), aftermarket total commercial sales ($6.2 million, an increase of 14.1%), and sales of non-aerospace products ($3.0 million, an increase of 46.4%), partially offset by a decline in defense sales ($4.0 million, a decrease of 13.9%). The increase in OEM commercial sales is driven by the increased production rates and deliveries for both narrow-body and wide-body aircraft. The increase in aftermarket total commercial sales was attributable to increases in commercial air travel demand. The increase in sales of non-aerospace products was primarily driven by higher sales of components for industrial gas-turbines. The decrease in defense sales was primarily attributable to the variability of revenue distribution for defense-related products, which can vary significantly from period to period.

Net Acquisition Sales

Net acquisition sales of $28.4 million for the three months ended March 31, 2026 are made up of LMB which was acquired on December 23, 2025 and Harper Engineering which was acquired on January 21, 2026. This represents 24.7% of the increase in total net sales for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Gross Profit and Cost of Sales

Cost of sales for the three months ended March 31, 2026 increased $21.9 million, or 39.8%, to $76.8 million compared to $54.9 million for the three months ended March 31, 2025. Cost of sales and the related percentage of net sales for the three months ended March 31, 2026 and 2025 were as follows (in thousands except for percentages):

	Three Months Ended March 31,
	2026	2025	Change	% Change
Cost of sales - excluding costs below	$68,205	$53,262	$14,943	28.1%
% of net sales	43.7%	46.4%
Amortization of intangible and other long-term assets	3,726	1,152	2,574	223.4%
% of net sales	2.4%	1.0%
Acquisition and facility integration costs	—	539	(539)	(100.0)%
% of net sales	—%	0.5%
Recognition of inventory step-up	4,916	—	4,916	NM (1)
% of net sales	3.1%	—%
Total cost of sales	$76,847	$54,953	$21,894	39.8%
% of net sales	49.2%	47.9%
Gross profit (Net sales less Total cost of sales)	$79,241	$59,706	$19,535	32.7%
Gross profit percentage (Gross profit / Net sales)	50.8%	52.1%

(1) NM - not meaningful.

Cost of sales for the three months ended March 31, 2026 increased 1.3% as a percentage of net sales to 49.2% from 47.9% in the comparable period last year. This increase in cost of sales is primarily attributable to the recognition of inventory step-up related to the LMB and Harper Engineering acquisitions, and higher amortization expense for intangible and other long-term assets, partially offset by our operating leverage and execution of our strategic value drivers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $11.4 million to $44.5 million, or 28.5% as a percentage of net sales, for the three months ended March 31, 2026 from $33.1 million, or 28.9% as a percentage of net sales, for the three months ended March 31, 2025. Selling, general and administrative expenses and the related percentage of net sales for the three months ended March 31, 2026 and 2025 were as follows (amounts in thousands except for percentages):

	Three Months Ended March 31,
	2026	2025	Change	% Change
Selling, general and administrative expenses - excluding costs below	$23,492	$18,246	$5,246	28.8%
% of net sales	15.1%	15.9%
Amortization of intangible assets	11,964	8,408	3,556	42.3%
% of net sales	7.7%	7.3%
Stock-based compensation expense	4,392	3,089	1,303	42.2%
% of net sales	2.8%	2.7%
Acquisition and facility integration costs	213	443	(230)	NM (1)
% of net sales	0.1%	0.4%
Research and development expenses	4,424	2,916	1,508	51.7%
% of net sales	2.8%	2.6%
Total selling, general and administrative expenses	$44,485	$33,102	$11,383	34.4%
% of net sales	28.5%	28.9%

(1) NM - not meaningful.

Selling, general and administrative expenses decreased by 0.4% as a percentage of net sales for the three months ended March 31, 2026 when compared to the same period in 2025. This was primarily driven by the leveraging of fixed costs partially offset by increased amortization of intangible assets as a result of the LMB and Harper Engineering acquisitions.

Transaction Expenses

Transaction expenses for the three months ended March 31, 2026 and 2025 were $1.2 million and $0.5 million, respectively. This increase is primarily related to the acquisition of Harper Engineering that was consummated in January 2026. Transaction costs can fluctuate depending on the size and number of acquisitions in each year.

Operating Income

Operating income for the three months ended March 31, 2026, was $33.5 million, or 21.5% as a percentage of net sales, compared to $26.1 million, or 22.8% as a percentage of net sales for the three months ended March 31, 2025. The increase in operating income is due to the factors discussed above.

Interest Expense

Interest expense for the three months ended March 31, 2026 increased $12.2 million, to $18.7 million compared to $6.5 million for the three months ended March 31, 2025. This increase was attributable to interest on borrowings associated with the acquisitions of LMB in December 2025 and Harper Engineering in January 2026.

Income Tax Provision

The income tax provision for the three months ended March 31, 2026 was $3.7 million compared to $4.4 million for the three months ended March 31, 2025. This decrease was primarily driven by lower income before income taxes for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Net Income

Net income for the three months ended March 31, 2026 was $11.1 million, or 7.1% as a percentage of net sales, compared to net income for the three months ended March 31, 2025 of $15.3 million, or 13.4% as a percentage of net sales. The results for the three months ended March 31, 2026 were negatively impacted by the increases in interest expense, amortization of intangible and other long-term assets, and recognition of inventory step-up attributable to the acquisitions of LMB and Harper Engineering.

Liquidity and Capital Resources

The following table summarizes our capitalization as of March 31, 2026 and December 31, 2025 (in thousands, unless otherwise indicated):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$94,882	$84,827
Debt:
Credit Agreement debt (including current portion)	964,654	726,366
Other	1,500	1,500
	966,154	727,866
Less: unamortized debt issuance costs	(16,088)	(12,166)
Finance lease liabilities (including current portion)	3,101	3,170
Total debt	953,167	718,870
Stockholders' equity	1,179,908	1,174,753
Total capitalization (debt plus equity)	2,133,075	1,893,623
Total debt to total capitalization	45%	38%

Our principal historical liquidity requirements have been for acquisitions, capital expenditures, servicing indebtedness and working capital needs. We fund our investing activities primarily from cash provided by our operating and financing activities. As of March 31, 2026, we had availability of $35 million of a delayed draw term loan commitment and a $50 million revolving line of credit. Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our Credit Agreement will be sufficient to fund our cash requirements for at least the next twelve months. As we continue to expand our business, including by any acquisitions we may make, we may in the future require additional working capital for increased costs. See “Credit Agreement” (below) for additional detail regarding our financing activities.

Operating Activities

Net cash provided by operating activities in the three months ended March 31, 2026 and 2025 was $30.9 million and $28.4 million, respectively. The $2.5 million increase was primarily driven by higher noncash items included in net income partially offset by an increase in working capital.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2026 of $254.0 million was principally attributable to the acquisition of Harper Engineering. Net cash used in investing activities in the three months ended March 31, 2025 of $1.8 million related to capital expenditures.

Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2026 of $233.5 million principally related to borrowings under our Credit Agreement in connection with the acquisition of Harper Engineering. Net cash used in financing activities in the three months ended March 31, 2025 of $0.1 million was related to financing leases.

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

On January 21, 2026, the Company drew down $240 million of the available Delayed Draw Term Loans commitment in connection with the Harper Engineering acquisition.

At March 31, 2026, there was $964.7 million outstanding under the Credit Agreement, and there remained availability of $35 million in delayed draw term loan commitments and $50 million in revolving line of credit.

Other Obligations and Commitments

We have future obligations under various contracts relating to debt and interest payments, finance and operating leases and our post-retirement benefit plan. During the three months ended March 31, 2026, there were no material changes to these obligations, other than the contingent purchase consideration that may be paid to the sellers of Harper Engineering if certain financial targets for the years 2026 to 2031 are achieved, as discussed in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements. For a description of our other obligations and commitments, see our consolidated financial statements reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

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

A complete and comprehensive discussion of our most critical accounting policies that require management to make judgments about matters that are inherently uncertain was included in Management’s Discussion and Analysis of Financial Condition and Results of Operations– Critical Accounting Estimates disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 which was filed on March 2, 2026. Refer to Note 1, Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements included herein for updates to disclosures of accounting standards recently adopted or required to be adopted in the future.

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

The following table sets forth a reconciliation of net income to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the three months ended March 31, 2026 and 2025 (in thousands unless otherwise indicated):

	Three Months Ended March 31,
	2026	2025
Net income	$11,143	$15,316
Adjustments:
Interest expense, net	18,710	6,459
Income tax provision	3,664	4,369
Operating income	33,517	26,144
Depreciation	3,252	2,899
Amortization	15,690	9,560
EBITDA	52,459	38,603
Adjustments:
Recognition of inventory step-up (1)	4,916	—
Transaction expenses (2)	1,239	460
Stock-based compensation (3)	4,392	3,089
Acquisition and facility integration costs (4)	213	981
Adjusted EBITDA	$63,219	$43,133
Net sales	$156,088	$114,659
Net income margin	7.1%	13.4%
Adjusted EBITDA Margin	40.5%	37.6%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risks are described more fully within Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025. These market risks have not materially changed for the three months ended March 31, 2026.

Item 4. Controls and Procedures

As of March 31, 2026, the Company carried out an evaluation, under the supervision and with the participation of its management, including its President, Chief Executive Officer, and Executive Co-Chairman (Principal Executive Officer) and Treasurer and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer, and Executive Co-Chairman and the Treasurer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

As permitted by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition and management elected to exclude LMB and Harper Engineering from its evaluation of internal control over financial reporting as of March 31, 2026. See Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements for additional information.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors or Executive Officers

(c) During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of Loar Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company's Amendment No. 1 to Registration Statement on Form S-1 filed on April 17, 2024).
3.2	By laws of Loar Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company's Amendment No. 1 to Registration Statement on Form S-1 filed on April 17, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Loar Holdings Inc.

Date: May 7, 2026	By:	/s/ Glenn D'Alessandro
Glenn D’Alessandro
Treasurer and Chief Financial Officer
(principal financial and accounting officer)