Form 10-Q
period 2026-06-30
Loar Holdings Inc.
filed 2026-08-06
CIK 2000178

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 93,688,471 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Loar Holdings Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands except share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$122,433	$84,827
Accounts receivable, net	106,989	88,026
Inventories	127,605	109,036
Other current assets	12,768	11,123
Income taxes receivable	5,349	5,486
Total current assets	375,144	298,498
Property, plant and equipment, net	88,038	82,536
Finance lease assets	1,755	1,894
Operating lease assets	12,274	6,229
Other long-term assets	29,206	25,935
Intangible assets, net	739,129	606,406
Goodwill	1,080,502	1,008,377
Total assets	$2,326,048	$2,029,875

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$29,442	$18,606
Current portion of long-term debt, net	6,728	4,362
Current portion of finance lease liabilities	304	279
Current portion of operating lease liabilities	1,272	818
Income taxes payable	2,268	3,022
Accrued expenses and other current liabilities	36,438	36,419
Total current liabilities	76,452	63,506
Deferred income taxes	73,771	68,377
Long-term debt, net	942,598	711,338
Finance lease liabilities	2,732	2,891
Operating lease liabilities	11,213	5,605
Other long-term liabilities	19,888	3,405
Total liabilities	1,126,654	855,122

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 485,000,000 shares authorized; 93,684,471 and 93,622,471 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	937	936
Additional paid-in capital	1,136,009	1,125,015
Retained earnings	79,471	51,586
Accumulated other comprehensive loss	(17,023)	(2,784)
Total stockholders' equity	1,199,394	1,174,753
Total liabilities and stockholders' equity	$2,326,048	$2,029,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Income

(Unaudited, in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$171,579	$123,123	$327,667	$237,782
Cost of sales	80,377	56,924	157,224	111,877
Gross profit	91,202	66,199	170,443	125,905
Selling, general and administrative expenses	46,522	36,898	91,007	70,000
Transaction expenses	1,561	1,984	2,800	2,444
Other expense	1,267	—	1,267	—
Operating income	41,852	27,317	75,369	53,461
Interest expense, net	20,014	6,481	38,724	12,940
Income before income taxes	21,838	20,836	36,645	40,521
Income tax provision	5,096	4,123	8,760	8,492
Net income	$16,742	$16,713	$27,885	$32,029
Earnings per share:
Basic	$0.18	$0.18	$0.30	$0.34
Diluted	$0.18	$0.17	$0.29	$0.33
Weighted average common shares outstanding:
Basic	93,647	93,586	93,635	93,571
Diluted	95,521	96,113	95,586	95,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$16,742	$16,713	$27,885	$32,029
Cumulative translation adjustments	(3,803)	(143)	(14,239)	(399)
Comprehensive income	$12,939	$16,570	$13,646	$31,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, January 1, 2026	93,622	$936	$1,125,015	$51,586	$(2,784)	$1,174,753
Net income	—	—	—	11,143	—	11,143
Stock-based compensation	—	—	4,392	—	—	4,392
Exercise of stock options	2	—	56	—	—	56
Cumulative translation adjustments	—	—	—	—	(10,436)	(10,436)
Balance, March 31, 2026	93,624	936	1,129,463	62,729	(13,220)	1,179,908
Net income	—	—	—	16,742	—	16,742
Stock-based compensation	—	—	4,581	—	—	4,581
Exercise of stock options	60	1	1,965	—	—	1,966
Cumulative translation adjustments	—	—	—	—	(3,803)	(3,803)
Balance, June 30, 2026	93,684	$937	$1,136,009	$79,471	$(17,023)	$1,199,394

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance, January 1, 2025	93,556	$936	$1,108,225	$(20,560)	$(96)	$1,088,505
Net income	—	—	—	15,316	—	15,316
Stock-based compensation	—	—	3,089	—	—	3,089
Cumulative translation adjustments	—	—	—	—	(256)	(256)
Balance, March 31, 2025	93,556	936	1,111,314	(5,244)	(352)	1,106,654
Net income	—	—	—	16,713	—	16,713
Stock-based compensation	—	—	3,650	—	—	3,650
Exercise of stock options	66	—	1,859	—	—	1,859
Cumulative translation adjustments	—	—	—	—	(143)	(143)
Balance, June 30, 2025	93,622	$936	$1,116,823	$11,469	$(495)	$1,128,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$27,885	$32,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,626	5,948
Amortization of intangible and other long-term assets	32,260	19,197
Amortization of debt issuance costs	1,923	447
Recognition of inventory step-up	4,916	—
Stock-based compensation	8,973	6,739
Deferred income taxes	950	884
Non-cash lease expense	670	313
Adjustment to contingent consideration liability	1,267	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(13,788)	(7,653)
Inventories	(12,275)	(6,198)
Other assets	(5,283)	(3,421)
Accounts payable	10,886	3,851
Income taxes (receivable) payable	(233)	890
Accrued expenses and other current liabilities	(2,930)	(571)
Operating lease liabilities	(645)	(292)
Net cash provided by operating activities	61,202	52,163

Investing activities
Capital expenditures	(6,973)	(4,718)
Payment for acquisitions, net of cash acquired	(249,841)	—
Net cash used in investing activities	(256,814)	(4,718)

Financing activities
Net proceeds from issuance of common stock	2,022	1,859
Proceeds from issuance of long-term debt	240,000	—
Payments of long-term debt	(3,425)	—
Financing costs	(4,800)	—
Payments of finance lease liabilities	(133)	(110)
Net cash provided by financing activities	233,664	1,749

Effect of translation adjustments on cash and cash equivalents	(446)	82
Net increase in cash, cash equivalents and restricted cash	37,606	49,276

Cash, cash equivalents and restricted cash, beginning of period	84,827	54,066
Cash, cash equivalents and restricted cash, end of period	$122,433	$103,342

Supplemental information
Interest paid during the period, net of capitalized amounts	$38,279	$13,056
Income taxes paid during the period, net	$7,742	$7,061

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

Principles of Consolidation

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended December 31, 2025 included in Loar Holdings Inc.'s Annual Report on Form 10-K filed on March 2, 2026. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (GAAP). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). The December 31, 2025 condensed consolidated balance sheet was derived from Loar Holdings Inc.’s audited financial statements for the year then-ended. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year.

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

2. Acquisitions

Harper Engineering Company

On January 21, 2026, the Company acquired Harper Engineering Company (Harper Engineering) for $249.8 million in cash. The Company recorded an additional $15.3 million in purchase consideration that may be paid to the sellers if Harper Engineering achieves certain financial targets for the years 2026 to 2031. The maximum payout to the seller related to achieving these financial targets is $55.0 million. During the three months ended June 30, 2026, based on management's revaluation of the estimated contingent consideration liability the Company recorded an increase in contingent consideration totaling $1.3 million. This amount was recorded as other expense on the condensed consolidated statements of income. The additional purchase consideration totaling $16.6 million is recorded in other long-term liabilities on the accompanying condensed consolidated balance sheets. Founded in 1968, Harper Engineering is a leading manufacturer of mechanically engineered devices for aircraft interiors and holds a proprietary portfolio of latching and securing mechanisms used across multiple leading commercial aerospace platforms.

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

Assets acquired:
Current assets	$13,933
Property, plant and equipment	2,920
Other assets	1,021
Intangible assets	153,500
Goodwill	97,784
Total assets acquired	269,158
Liabilities assumed:
Current liabilities	3,689
Operating lease liabilities	378
Contingent consideration liability	15,250
Total liabilities assumed	19,317
Net assets acquired	$249,841

Inventory, which is included in current assets in the table above, was recorded at its estimated fair value, which represented an amount equivalent to estimated selling price less fulfillment costs and a normative selling profit. The increase in fair value of inventory from the acquisition was approximately $0.4 million, which was recognized in cost of goods sold during the six months ended June 30, 2026.

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

Assets acquired:
Current assets	$18,831
Property, plant and equipment	4,137
Intangible assets	211,542
Goodwill	284,808
Total assets acquired	519,318
Liabilities assumed:
Current liabilities	8,894
Long-term liabilities	1,351
Deferred income taxes	34,310
Total liabilities assumed	44,555
Net assets acquired	$474,763

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

Inventory, which is included in current assets in the table above, was recorded at its estimated fair value, which represented an amount equivalent to estimated selling price less fulfillment costs and a normative selling profit. The increase in fair value of inventory from the acquisition was approximately $4.5 million, which was recognized in cost of goods sold during the six months ended June 30, 2026.

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

Had the acquisitions of LMB and Harper Engineering occurred on those dates, net sales on a pro forma basis for the three and six months ended June 30, 2025 would have been $145.3 million and $286.2 million, respectively. Additionally, income before income taxes on a pro forma basis would have been $8.6 million and $18.4 million, for the three and six months ended June 30, 2025, respectively. Pro forma net sales and pretax income for the six months ended June 30, 2026 are not materially different from actual results and accordingly, have not been provided. The underlying pro forma information for the three and six months ended June 30, 2025 includes $6.7 million and $13.4 million, respectively, of amortization of acquired intangible assets resulting from the preliminary purchase price allocation. Interest expense has been adjusted as though the debt incurred to finance the LMB acquisition had been outstanding at January 1, 2024 and the debt incurred to finance the Harper Engineering acquisition had been outstanding at January 1, 2025. The pro forma interest expense adjustments for the three and six months ended June 30, 2025 are $14.2 million, and $28.4 million, respectively.

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

Net sales by end market were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Commercial Net Sales
Commercial aerospace OEM	$37,160	$19,440	$68,681	$35,504
Commercial aerospace aftermarket	46,256	34,836	89,771	67,239
Total commercial aerospace	83,416	54,276	158,452	102,743
Business jet & general aviation OEM	20,304	17,895	39,937	37,318
Business jet & general aviation aftermarket	13,099	12,267	24,165	23,702
Total business jet & general aviation	33,403	30,162	64,102	61,020
Total commercial OEM	57,464	37,335	108,618	72,822
Total commercial aftermarket	59,355	47,103	113,936	90,941
Total commercial	116,819	84,438	222,554	163,763
Defense Net Sales
Total defense OEM	26,971	14,332	50,013	26,058
Total defense aftermarket	18,062	17,139	35,669	34,195
Total defense	45,033	31,471	85,682	60,253
Other Net Sales
Total other OEM	5,001	2,655	9,769	5,521
Total other aftermarket	4,726	4,559	9,662	8,245
Total other	9,727	7,214	19,431	13,766
Net Sales	$171,579	$123,123	327,667	$237,782

Contract Liabilities

Contract liabilities, or deferred revenue, represent payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on established terms. The Company's contract liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Contract liabilities, current (1)	$8,261	$4,227
Contract liabilities, long-term	—	—
Total contract liabilities	$8,261	$4,227

(1) Included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

During the three and six months ended June 30, 2026, the Company recognized revenue of approximately $1.4 million and $3.5 million, respectively, that was included in the contract liability balance at December 31, 2025. The Company had no material contract assets at June 30, 2026 and December 31, 2025.

4. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$49,415	$45,286
Work-in-process	46,159	36,111
Finished goods	32,031	27,639
Total	$127,605	$109,036

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Land	$16,312	$16,299
Buildings and improvements	42,504	39,295
Machinery, equipment, furniture and fixtures	107,461	102,843
Total	166,277	158,437
Less: accumulated depreciation and amortization	(78,239)	(75,901)
Total	$88,038	$82,536

There were no sales of property, plant and equipment during the six months ended June 30, 2026 and 2025.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Compensation and related benefits	$15,919	$18,446
Customer advances	8,261	4,227
Professional fees	1,975	3,905
Other	10,283	9,841
Total accrued expenses and other current liabilities	$36,438	$36,419

7. Long-Term Debt

The Company’s debt consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Term loans	$962,941	$726,366
Other	1,500	1,500
Total debt	964,441	727,866
Less: unamortized debt issuance costs	(15,115)	(12,166)
Total debt, net	949,326	715,700
Less: current portion	(6,728)	(4,362)
Long-term debt, net	$942,598	$711,338

The Company’s long-term debt at June 30, 2026 consisted principally of borrowings under its Nineteenth Amendment to Credit Agreement, dated as of December 23, 2025, as amended from time to time (Credit Agreement) and West Virginia Economic Development Authority notes. The Credit Agreement is secured by substantially all of the assets of the Company.

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

The Credit Agreement requires the maintenance of a quarterly leverage ratio. There are also certain non-financial covenants in place limiting us from, among other things, incurring other indebtedness, creating any liens on our properties, entering into merger or consolidation transactions, disposing of all or substantially all of our assets and payment of certain dividends and distributions. The Company was in compliance with all financial and non-financial covenants of the Credit Agreement as of June 30, 2026.

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

At June 30, 2026, there was $962.9 million outstanding under the Credit Agreement, and there remained availability of $35.0 million in delayed draw term loan commitments and $50.0 million in revolving line of credit.

8. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, finance leases and debt. The carrying amounts of all financial instruments reported on the condensed consolidated balance sheets at June 30, 2026 and December 31, 2025 are considered to approximate fair value either due to the relatively short period of time between the origination of these financial instruments and their expected realization, or the interest rates associated with the debt obligations approximate current market rates.

9. Commitments and Contingencies

There are various lawsuits and claims pending against the Company incidental to its business. Although the final results of such suits and proceedings cannot be predicted with certainty, in the opinion of management, the ultimate liability, if any, will not have a material impact on the condensed consolidated financial statements.

10. Earnings per Share

Earnings per share was computed as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$16,742	$16,713	$27,885	$32,029
Denominator for basic and diluted earnings per share:
Weighted-average common shares outstanding - basic	93,647	93,586	93,635	93,571
Effect of dilutive common shares	1,874	2,527	1,951	2,362
Weighted average common shares outstanding—diluted	95,521	96,113	95,586	95,933
Earnings per share—basic	$0.18	$0.18	$0.30	$0.34
Earnings per share—diluted	$0.18	$0.17	$0.29	$0.33

11. Income Taxes

At the end of each quarter, the Company makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.

The Company's effective income tax rate for the three months ended June 30, 2026 and 2025 was 23.3% and 19.8%, respectively. The 2026 effective tax rate increased when compared to 2025, primarily due to a decrease in the discrete impact from excess tax benefits associated with share-based payments in 2026.

During the six months ended June 30, 2026 and 2025 the effective income tax rate was 23.9% and 21.0%, respectively. The 2026 effective tax rate increased when compared to 2025, primarily due to a decrease in the Company's valuation allowance against the Company's deferred tax assets in 2025.

The Company's effective income tax rate for the six months ended June 30, 2026 was higher than the federal statutory tax rate of 21% primarily due to the geographical mix of projected profits and non-deductible expenses. These impacts were partially offset by foreign-derived deduction eligible income and research and development tax credits.

12. Segment Reporting

The Company reports the results of its continuing operations in one reportable segment. The Company's Chief Operating Decision Maker, our Chief Executive Officer, monitors net income, net sales, and Adjusted EBITDA to evaluate performance and make operating decisions. The measures of segment profit or loss are consolidated net income and Adjusted EBITDA. EBITDA means earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA means EBITDA, adjusted for other items within a relevant period which are not reflective of the segment's operating performance in the period.

The following table provides a reconciliation of the Company's segment Adjusted EBITDA to net income for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$171,579	$123,123	$327,667	$237,782
Significant segment expenses:
Adjusted cost of sales (1)	73,465	52,116	138,725	102,756
Adjusted selling, general and administrative expenses (2)	23,973	20,284	47,158	38,254
Adjusted research and development costs (3)	4,692	3,605	9,116	6,521
Adjusted EBITDA	69,449	47,118	132,668	90,251
Recognition of inventory step-up (4)	—	—	(4,916)	—
Other expense (5)	(1,267)	—	(1,267)	—
Transaction expenses (6)	(1,561)	(1,984)	(2,800)	(2,444)
Stock-based compensation (7)	(4,581)	(3,650)	(8,973)	(6,739)
Acquisition and facility integration costs (8)	(244)	(1,480)	(457)	(2,462)
Depreciation and amortization	(19,944)	(12,687)	(38,886)	(25,145)
Interest expense, net	(20,014)	(6,481)	(38,724)	(12,940)
Income tax provision	(5,096)	(4,123)	(8,760)	(8,492)
Net income	$16,742	$16,713	$27,885	$32,029
(1)
Represents cost of sales adjusted to exclude the recognition of inventory step-up of $4.9 million during the six months ended June 30, 2026; the amortization of intangible and other long-lived assets of $4.0 million and $1.2 million during the three months ended June 30, 2026 and 2025 and $7.7 million and $2.3 million during the six months ended June 30, 2026 and 2025, respectively; depreciation of $2.9 million and $2.7 million during the three months ended June 30, 2026 and 2025 and $5.8 million and $5.3 million during the six months ended June 30, 2026 and 2025, respectively; and acquisition and facility integration costs of $0.9 million and $1.5 million during the three and six months ended June 30, 2025.
(2)
Represents selling, general and administrative expenses adjusted to exclude the amortization of intangible and other long-lived assets of $12.5 million and $8.5 million during the three months ended June 30, 2026 and 2025 and $24.5 million and $16.9 million during the six months ended June 30, 2026 and 2025, respectively; depreciation of $0.4 million during each of the three months ended June 30, 2026 and 2025 and $0.7 million and $0.6 million during the six months ended June 30, 2026 and 2025, respectively; stock based compensation of $4.5 million and $3.7 million during the three months ended June 30, 2026 and 2025 and $8.9 million and $6.7 million during the six months ended June 30, 2026 and 2025, respectively; acquisition and facility integration costs of $0.2 million and $0.6 million during the three months ended June 30, 2026 and 2025 and $0.5 million and $1.0 million during the six months ended June 30, 2026 and 2025, respectively; and research and development costs of $4.8 million and $3.6 million during the three months ended June 30, 2026 and 2025 and $9.2 million and $6.5 million during the six months ended June 30, 2026 and 2025, respectively.
(3)
Represents research and development costs adjusted to exclude depreciation and stock compensation totaling $0.2 million in the three and six months ended June 30, 2026. Research and development costs are incurred to investigate, examine, design and test new or significantly enhance existing products, services or processes.
(4)
Represents accounting adjustments to inventory associated with acquisitions of businesses that were charged to cost of sales when inventory was sold.
(5)
Represents an adjustment to the contingent purchase price for the Harper Engineering acquisition during the three and six months ended June 30, 2026.
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

Recent Developments

On January 21, 2026, the Company acquired Harper Engineering for $249.8 million in cash. Founded in 1968, Harper Engineering is a leading manufacturer of mechanically engineered devices for aircraft interiors and holds a proprietary portfolio of latching and securing mechanisms used across multiple leading commercial aerospace platforms.

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

Results of Operations

The following table sets forth, for the three and six months ended June 30, 2026 and 2025, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (in thousands unless otherwise indicated):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Dollars	% of Net Sales	Dollars	% of Net Sales	Dollars	% of Net Sales	Dollars	% of Net Sales
Net sales	$171,579	100.0%	$123,123	100.0%	$327,667	100.0%	$237,782	100.0%
Cost of sales	80,377	46.8%	56,924	46.2%	157,224	48.0%	111,877	47.1%
Gross profit	91,202	53.2%	66,199	53.8%	170,443	52.0%	125,905	52.9%
Selling, general and administrative expenses	46,522	27.1%	36,898	30.0%	91,007	27.8%	70,000	29.4%
Transaction expenses	1,561	0.9%	1,984	1.6%	2,800	0.8%	2,444	1.0%
Other expense	1,267	0.7%	—	—	1,267	0.4%	—	—
Operating income	41,852	24.5%	27,317	22.2%	75,369	23.0%	53,461	22.5%
Interest expense, net	20,014	11.7%	6,481	5.3%	38,724	11.8%	12,940	5.4%
Income before income taxes	21,838	12.8%	20,836	16.9%	36,645	11.2%	40,521	17.1%
Income tax provision	5,096	3.0%	4,123	3.3%	8,760	2.7%	8,492	3.6%
Net income	$16,742	9.8%	$16,713	13.6%	$27,885	8.5%	$32,029	13.5%
Other Data:
EBITDA (1)	$61,796		$40,004		$114,255		$78,606
Adjusted EBITDA (1)	69,449		47,118		132,668		90,251
Net income margin		9.8%		13.6%		8.5%		13.5%
Adjusted EBITDA Margin (1)		40.5%		38.3%		40.5%		38.0%

(1)
Refer to “Non-GAAP Financial Measures” in this management’s discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable GAAP financial measure.

Financial and Operational Highlights

Three months ended June 30, 2026 compared with three months ended June 30, 2025

Net Sales

Net sales for the three months ended June 30, 2026 increased $48.5 million, or 39.4%, to $171.6 million as compared to $123.1 million for the three months ended June 30, 2025.

Net organic sales represent net sales from our existing businesses for comparable periods and exclude net sales from acquisitions. We include net sales from new acquisitions in net organic sales from the 13th-month after the acquisition on a comparative basis with the prior period. Net acquisition sales for the three months ended June 30, 2026 represent net sales from acquisitions that were completed in 2025 and 2026 for which there are no comparable net sales during the prior year. We believe this measure provides an understanding of underlying sales trends as it provides net sales comparisons on a consistent basis. We do not believe our net sales are subject to significant seasonal variations. See Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements for further information on the Company’s acquisition activities.

Net Organic Sales

Net organic sales for the three months ended June 30, 2026 increased $15.1 million or 12.3%, to $138.3 million as compared to $123.1 million for the three months ended June 30, 2025. The increase in net organic sales was primarily related to increases in OEM total commercial sales ($9.6 million, an increase of 25.7%), aftermarket total commercial sales ($4.1 million, an increase of 8.6%), and sales of non-aerospace products ($2.4 million, an increase of 32.9%), partially offset by a decline in defense sales ($0.9 million, a decrease of 2.8%). The increase in OEM commercial sales is driven by the increased production rates and deliveries for both narrow-body and wide-body aircraft. The increase in aftermarket total commercial sales was attributable to increases in commercial air travel. The increase in sales of non-aerospace products was primarily driven by higher demand for industrial gas-turbine components. The decrease in defense sales was primarily attributable to the variability of revenue distribution for defense-related products, which can vary significantly from period to period.

Net Acquisition Sales

Net acquisition sales of $33.3 million for the three months ended June 30, 2026 are made up of Beadlight which was acquired on July 28, 2025, LMB which was acquired on December 23, 2025, and Harper Engineering which was acquired on January 21, 2026. This represents 27.1% of the increase in total net sales for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Gross Profit and Cost of Sales

Cost of sales for the three months ended June 30, 2026 increased $23.5 million, or 41.2%, to $80.4 million compared to $56.9 million for the three months ended June 30, 2025. Cost of sales and the related percentage of net sales for the three months ended June 30, 2026 and 2025 were as follows (in thousands except for percentages):

	Three Months Ended June 30,
	2026	2025	Change	% Change
Cost of sales - excluding costs below	$76,356	$54,807	$21,549	39.3%
% of net sales	44.5%	44.5%
Amortization of intangible and other long-term assets	4,021	1,187	2,834	238.8%
% of net sales	2.3%	1.0%
Acquisition and facility integration costs	—	930	(930)	NM (1)
% of net sales	—%	0.7%
Total cost of sales	$80,377	$56,924	$23,453	41.2%
% of net sales	46.8%	46.2%
Gross profit (Net sales less Total cost of sales)	$91,202	$66,199	$25,003	37.8%
Gross profit percentage (Gross profit / Net sales)	53.2%	53.8%

(1) NM - not meaningful.

Cost of sales for the three months ended June 30, 2026 increased 0.6% as a percentage of net sales to 46.8% from 46.2% in the comparable period last year. This increase is primarily attributable to higher amortization expense for intangible and other long-term assets, partially offset by lower acquisition and facility integration costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $9.6 million to $46.5 million, or 27.1% as a percentage of net sales, for the three months ended June 30, 2026 from $36.9 million, or 30.0% as a percentage of net sales, for the three months ended June 30, 2025. Selling, general and administrative expenses and the related percentage of net sales for the three months ended June 30, 2026 and 2025 were as follows (amounts in thousands except for percentages):

	Three Months Ended June 30,
	2026	2025	Change	% Change
Selling, general and administrative expenses - excluding costs below	$24,334	$20,643	$3,691	17.9%
% of net sales	14.2%	16.8%
Amortization of intangible assets	12,549	8,450	4,099	48.5%
% of net sales	7.3%	6.9%
Stock-based compensation expense	4,472	3,650	822	22.5%
% of net sales	2.6%	3.0%
Acquisition and facility integration costs	244	550	(306)	-55.6%
% of net sales	0.1%	0.4%
Research and development expenses	4,923	3,605	1,318	36.6%
% of net sales	2.9%	2.9%
Total selling, general and administrative expenses	$46,522	$36,898	$9,624	26.1%
% of net sales	27.1%	30.0%

Selling, general and administrative expenses decreased by 2.9% as a percentage of net sales for the three months ended June 30, 2026 when compared to the same period in 2025. This is primarily driven by the leveraging of fixed costs partially offset by increased amortization of intangible assets as a result of the Beadlight, LMB, and Harper Engineering acquisitions as well as increased research and development expenses.

Transaction Expenses

Transaction expenses for the three months ended June 30, 2026 and 2025 were $1.6 million and $2.0 million, respectively. Transaction costs can fluctuate depending on the size and number of acquisitions in each year.

Other Expense

Other expense for the three months ended June 30, 2026, of $1.3 million is related to an increase in the estimated contingent purchase price for the Harper acquisition.

Operating Income

Operating income for the three months ended June 30, 2026, was $41.9 million, or 24.5% as a percentage of net sales, compared to $27.3 million, or 22.2% as a percentage of net sales for the three months ended June 30, 2025. The increase in operating income is due to the factors discussed above.

Interest Expense

Interest expense for the three months ended June 30, 2026 increased $13.5 million, to $20.0 million compared to $6.5 million for the three months ended June 30, 2025. This increase is attributable to interest on borrowings associated with the acquisitions of LMB in December 2025 and Harper Engineering in January 2026.

Income Tax Provision

The income tax provision for the three months ended June 30, 2026 was $5.1 million compared to $4.1 million for the three months ended June 30, 2025. This increase was primarily due to a decrease in the discrete impact from excess tax benefits associated with share-based payments in 2026 compared to 2025 as well as the increase in pretax income.

Net Income

Net income for the three months ended June 30, 2026 was $16.7 million, or 9.8% as a percentage of net sales, compared to net income for the three months ended June 30, 2025 of $16.7 million, or 13.5% as a percentage of net sales. The results for the three months ended June 30, 2026 were negatively impacted by higher interest expense and higher amortization of intangible and other long-term assets.

Six months ended June 30, 2026 compared with six months ended June 30, 2025

Net Sales

Net sales for the six months ended June 30, 2026 increased $89.9 million, or 37.8%, to $327.7 million as compared to $237.8 million for the six months ended June 30, 2025.

Net organic sales represent net sales from our existing businesses for comparable periods and exclude net sales from acquisitions. We include net sales from new acquisitions in net organic sales from the 13th-month after the acquisition on a comparative basis with the prior period. Net acquisition sales for the six months ended June 30, 2026 represent net sales from acquisitions that were completed in 2025 and 2026 for which there are no comparable net sales during the prior year. We believe this measure provides an understanding of underlying sales trends as it provides net sales comparisons on a consistent basis. We do not believe our net sales are subject to significant seasonal variations. See Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements for further information on the Company’s acquisition activities.

Net Organic Sales

Net organic sales for the six months ended June 30, 2026 increased $28.2 million or 11.9%, to $266.0 million as compared to $237.8 million for the six months ended June 30, 2025. The increase in net organic sales was primarily related to increases in OEM total commercial sales ($17.4 million, an increase of 23.9%), aftermarket total commercial sales ($10.3 million, an increase of 11.3%), and sales of non-aerospace products ($5.4 million, an increase of 39.4%), partially offset by a decline in defense sales ($4.9 million, a decrease of 8.1%). The increase in OEM commercial sales is driven by the increased production rates and deliveries for both narrow-body and wide-body aircraft. The increase in aftermarket total commercial sales was attributable to increases in commercial air travel. The increase in sales of non-aerospace products was primarily driven by higher demand for industrial gas-turbine components. The decrease in defense sales was primarily attributable to the variability of revenue distribution for defense-related products, which can vary significantly from period to period.

Net Acquisition Sales

Net acquisition sales of $61.7 million for the six months ended June 30, 2026 are made up of Beadlight which was acquired on July 28, 2025, LMB which was acquired on December 23, 2025, and Harper Engineering which was acquired on January 21, 2026. This represents 25.9% of the increase in total net sales for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Gross Profit and Cost of Sales

Cost of sales for the six months ended June 30, 2026 increased $45.3 million, or 40.5%, to $157.2 million compared to $111.9 million for the six months ended June 30, 2025. Cost of sales and the related percentage of net sales for the six months ended June 30, 2026 and 2025 were as follows (in thousands except for percentages):

	Six Months Ended June 30,
	2026	2025	Change	% Change
Cost of sales - excluding costs below	$144,561	$108,069	$36,492	33.8%
% of net sales	44.1%	45.5%
Amortization of intangible and other long-term assets	7,747	2,339	5,408	231.2%
% of net sales	2.4%	1.0%
Acquisition and facility integration costs	—	1,469	(1,469)	NM (1)
% of net sales	—%	0.6%
Recognition of inventory step-up	4,916	—	4,916	NM (1)
% of net sales	1.5%	—%
Total cost of sales	$157,224	$111,877	$45,347	40.5%
% of net sales	48.0%	47.1%
Gross profit (Net sales less Total cost of sales)	$170,443	$125,905	$44,538	35.4%
Gross profit percentage (Gross profit / Net sales)	52.0%	52.9%

(1) NM - not meaningful.

Cost of sales for the six months ended June 30, 2026 increased 0.9% as a percentage of net sales to 48.0% from 47.1% in the comparable period last year. This increase is primarily attributable to higher amortization expense for intangible and other long-term assets and the recognition of inventory step-up, both of which are related to the LMB and Harper Engineering acquisitions, partially offset by our operating leverage, execution of our strategic value drivers and lower acquisition and facility integration costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $21.0 million to $91.0 million, or 27.8% as a percentage of net sales, for the six months ended June 30, 2026 from $70.0 million or 29.4% as a percentage of net sales, for the six months ended June 30, 2025. Selling, general and administrative expenses and the related percentage of net sales for the six months ended June 30, 2026 and 2025 were as follows (amounts in thousands except for percentages):

	Six Months Ended June 30,
	2026	2025	Change	% Change
Selling, general and administrative expenses - excluding costs below	$47,826	$38,889	$8,937	23.0%
% of net sales	14.6%	16.4%
Amortization of intangible assets	24,513	16,858	7,655	45.4%
% of net sales	7.5%	7.1%
Stock-based compensation expense	8,864	6,739	2,125	31.5%
% of net sales	2.7%	2.8%
Acquisition and facility integration costs	457	993	(536)	-54.0%
% of net sales	0.1%	0.4%
Research and development expenses	9,347	6,521	2,826	43.3%
% of net sales	2.9%	2.7%
Total selling, general and administrative expenses	$91,007	$70,000	$21,007	30.0%
% of net sales	27.8%	29.4%

Selling, general and administrative expenses decreased by 1.6% as a percentage of net sales for the six months ended June 30, 2026 when compared to the same period in 2025. This is primarily driven by the leveraging of fixed costs partially offset by increased amortization of intangible assets as a result of the Beadlight, LMB, and Harper Engineering acquisitions.

Transaction Expenses

Transaction expenses for the six months ended June 30, 2026 and 2025 were $2.8 million and $2.4 million, respectively. Transaction costs can fluctuate depending on the size and number of acquisitions in each year.

Other Expense

Other expense for the six months ended June 30, 2026 of $1.3 million is related to an increase in the estimated contingent purchase price for the Harper acquisition.

Operating Income

Operating income for the six months ended June 30, 2026, was $75.4 million, or 23.0% as a percentage of net sales, compared to $53.5 million, or 22.5% as a percentage of net sales for the six months ended June 30, 2025. The increase in operating income is due to the factors discussed above.

Interest Expense

Interest expense for the six months ended June 30, 2026 increased $25.8 million, to $38.7 million compared to $12.9 million for the six months ended June 30, 2025. This increase is attributable to interest on borrowings associated with the acquisitions of LMB in December 2025 and Harper Engineering in January 2026.

Income Tax Provision

The income tax provision for the six months ended June 30, 2026 was $8.8 million compared to $8.5 million for the six months ended June 30, 2025 while pretax income was lower in 2026. This is due to the 2025 income tax provision benefiting from a decrease in the valuation allowance against the Company's deferred tax assets which did not recur in 2026.

Net Income

Net income for the six months ended June 30, 2026 was $27.9 million, or 8.5% as a percentage of net sales, compared to net income for the six months ended June 30, 2025 of $32.0 million, or 13.5% as a percentage of net sales. The results for the six months ended June 30, 2026 were negatively impacted by higher interest expense, higher amortization of intangible and other long-term assets, and recognition of inventory step-up attributable to the acquisitions of LMB and Harper Engineering.

Liquidity and Capital Resources

The following table summarizes our capitalization as of June 30, 2026 and December 31, 2025 (in thousands, unless otherwise indicated):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$122,433	$84,827
Debt:
Credit Agreement debt (including current portion)	962,941	726,366
Other	1,500	1,500
	964,441	727,866
Less: unamortized debt issuance costs	(15,115)	(12,166)
Finance lease liabilities (including current portion)	3,036	3,170
Total debt	952,362	718,870
Stockholders' equity	1,199,394	1,174,753
Total capitalization (debt plus equity)	2,151,756	1,893,623
Total debt to total capitalization	44%	38%

Our principal historical liquidity requirements have been for acquisitions, capital expenditures, servicing indebtedness and working capital needs. We fund our investing activities primarily from cash provided by our operating and financing activities. As of June 30, 2026, we had availability of $35 million of a delayed draw term loan commitment and a $50 million revolving line of credit. Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our Credit Agreement will be sufficient to fund our cash requirements for at least the next twelve months. As we continue to expand our business, including by any acquisitions we may make, we may in the future require additional working capital for increased costs. See “Credit Agreement” (below) for additional detail regarding our financing activities.

Operating Activities

Net cash provided by operating activities in the six months ended June 30, 2026 and 2025 is $61.2 million and $52.2 million, respectively. The $9.0 million increase was primarily driven by higher noncash items included in net income partially offset by an increase in working capital.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2026 of $256.8 million is principally attributable to the acquisition of Harper Engineering. Net cash used in investing activities in the six months ended June 30, 2025 of $4.7 million is related to capital expenditures.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2026 of $233.7 million is principally related to borrowings under our Credit Agreement in connection with the acquisition of Harper Engineering. Net cash provided by financing activities in the six months ended June 30, 2025 of $1.7 million is principally related to proceeds from the exercise of stock options.

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

At June 30, 2026, there was $962.9 million outstanding under the Credit Agreement, and there remained availability of $35 million in delayed draw term loan commitments and $50 million in revolving line of credit.

Other Obligations and Commitments

We have future obligations under various contracts relating to debt and interest payments, finance and operating leases and our post-retirement benefit plan. During the six months ended June 30, 2026, there were no material changes to these obligations, other than the contingent purchase consideration that may be paid to the sellers of Harper Engineering if certain financial targets for the years 2026 to 2031 are achieved, as discussed in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements. For a description of our other obligations and commitments, see our consolidated financial statements reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

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

The following table sets forth a reconciliation of net income to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the three and six months ended June 30, 2026 and 2025 (in thousands unless otherwise indicated):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$16,742	$16,713	$27,885	$32,029
Adjustments:
Interest expense, net	20,014	6,481	38,724	12,940
Income tax provision	5,096	4,123	8,760	8,492
Operating income	41,852	27,317	75,369	53,461
Depreciation	3,374	3,050	6,626	5,948
Amortization	16,570	9,637	32,260	19,197
EBITDA	61,796	40,004	114,255	78,606
Adjustments:
Recognition of inventory step-up (1)	—	—	4,916	—
Other expense (2)	1,267	—	1,267	—
Transaction expenses (3)	1,561	1,984	2,800	2,444
Stock-based compensation (4)	4,581	3,650	8,973	6,739
Acquisition and facility integration costs (5)	244	1,480	457	2,462
Adjusted EBITDA	$69,449	$47,118	$132,668	$90,251
Net sales	$171,579	$123,123	$327,667	$237,782
Net income margin	9.8%	13.6%	8.5%	13.5%
Adjusted EBITDA Margin	40.5%	38.3%	40.5%	38.0%
(1)
Represents accounting adjustments to inventory associated with acquisitions of businesses that were charged to cost of sales when inventory was sold.
(2)
Represents an adjustment to the contingent purchase price for the Harper Engineering acquisition during the three and six months ended June 30, 2026.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risks are described more fully within Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025. These market risks have not materially changed for the three and six months ended June 30, 2026.

Item 4. Controls and Procedures

As of June 30, 2026, the Company carried out an evaluation, under the supervision and with the participation of its management, including its President, Chief Executive Officer, and Executive Co-Chairman (Principal Executive Officer) and Treasurer and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer, and Executive Co-Chairman and the Treasurer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

As permitted by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition and management elected to exclude LMB and Harper Engineering from its evaluation of internal control over financial reporting as of June 30, 2026. See Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements for additional information.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information

Securities Trading Plans of Directors or Executive Officers

(c) During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

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

Loar Holdings Inc.

Date: August 6, 2026	By:	/s/ Glenn D'Alessandro
Glenn D’Alessandro
Treasurer and Chief Financial Officer
(principal financial and accounting officer)