Form 10-Q
period 2026-09-30
Loar Holdings Inc.
filed 2026-11-05
CIK 2000178

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 93,690,471 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Loar Holdings Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands except share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$159,321	$84,827
Accounts receivable, net	107,287	88,026
Inventories	128,633	109,036
Other current assets	14,690	11,123
Income taxes receivable	7,082	5,486
Total current assets	417,013	298,498
Property, plant and equipment, net	89,657	82,536
Finance lease assets	1,686	1,894
Operating lease assets	11,989	6,229
Other long-term assets	31,335	25,935
Intangible assets, net	722,204	606,406
Goodwill	1,079,835	1,008,377
Total assets	$2,353,719	$2,029,875

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$25,687	$18,606
Current portion of long-term debt, net	6,736	4,362
Current portion of finance lease liabilities	317	279
Current portion of operating lease liabilities	1,362	818
Income taxes payable	2,226	3,022
Accrued expenses and other current liabilities	41,178	36,419
Total current liabilities	77,506	63,506
Deferred income taxes	78,524	68,377
Long-term debt, net	941,850	711,338
Finance lease liabilities	2,650	2,891
Operating lease liabilities	10,968	5,605
Other long-term liabilities	20,650	3,405
Total liabilities	1,132,148	855,122

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.01 par value, 485,000,000 shares authorized; 93,690,471 and 93,622,471 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	937	936
Additional paid-in capital	1,140,615	1,125,015
Retained earnings	99,055	51,586
Accumulated other comprehensive loss	(19,036)	(2,784)
Total stockholders' equity	1,221,571	1,174,753
Total liabilities and stockholders' equity	$2,353,719	$2,029,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Income

(Unaudited, in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$176,170	$126,751	$503,837	$364,533
Cost of sales	80,763	59,973	237,987	171,850
Gross profit	95,407	66,778	265,850	192,683
Selling, general and administrative expenses	47,858	35,758	138,865	105,758
Transaction expenses	780	1,846	3,580	4,290
Other expense, net	589	154	1,856	154
Operating income	46,180	29,020	121,549	82,481
Interest expense, net	20,012	6,012	58,736	18,952
Income before income taxes	26,168	23,008	62,813	63,529
Income tax provision (benefit)	6,584	(4,598)	15,344	3,894
Net income	$19,584	$27,606	$47,469	$59,635
Earnings per share:
Basic	$0.21	$0.29	$0.51	$0.64
Diluted	$0.20	$0.29	$0.50	$0.62
Weighted average common shares outstanding:
Basic	93,688	93,622	93,653	93,588
Diluted	95,769	95,875	95,647	95,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$19,584	$27,606	$47,469	$59,635
Cumulative translation adjustments	(2,013)	(21)	(16,252)	(420)
Comprehensive income	$17,571	$27,585	$31,217	$59,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Equity

(Unaudited, in thousands)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Total Equity
Balance, January 1, 2026	93,622	$936	$1,125,015	$51,586	$(2,784)	$1,174,753
Net income	—	—	—	11,143	—	11,143
Stock-based compensation	—	—	4,392	—	—	4,392
Exercise of stock options	2	—	56	—	—	56
Cumulative translation adjustments	—	—	—	—	(10,436)	(10,436)
Balance, March 31, 2026	93,624	936	1,129,463	62,729	(13,220)	1,179,908
Net income	—	—	—	16,742	—	16,742
Stock-based compensation	—	—	4,581	—	—	4,581
Exercise of stock options	60	1	1,965	—	—	1,966
Cumulative translation adjustments	—	—	—	—	(3,803)	(3,803)
Balance, June 30, 2026	93,684	937	1,136,009	79,471	(17,023)	1,199,394
Net income	—	—	—	19,584	—	19,584
Stock-based compensation	—	—	4,427	—	—	4,427
Exercise of stock options	6	—	179	—	—	179
Cumulative translation adjustments	—	—	—	—	(2,013)	(2,013)
Balance, September 30, 2026	93,690	$937	$1,140,615	$99,055	$(19,036)	$1,221,571

	Common Stock			Retained	Accumulated
	Shares	Amount	Additional Paid-in Capital	Earnings (Accumulated Deficit)	Other Comprehensive Loss	Total Equity
Balance, January 1, 2025	93,556	$936	$1,108,225	$(20,560)	$(96)	$1,088,505
Net income	—	—	—	15,316	—	15,316
Stock-based compensation	—	—	3,089	—	—	3,089
Cumulative translation adjustments	—	—	—	—	(256)	(256)
Balance, March 31, 2025	93,556	936	1,111,314	(5,244)	(352)	1,106,654
Net income	—	—	—	16,713	—	16,713
Stock-based compensation	—	—	3,650	—	—	3,650
Exercise of stock options	66	—	1,859	—	—	1,859
Cumulative translation adjustments	—	—	—	—	(143)	(143)
Balance, June 30, 2025	93,622	936	1,116,823	11,469	(495)	1,128,733
Net income	—	—	—	27,606	—	27,606
Stock-based compensation	—	—	3,878	—	—	3,878
Cumulative translation adjustments	—	—	—	—	(21)	(21)
Balance, September 30, 2025	93,622	$936	$1,120,701	$39,075	$(516)	$1,160,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

Loar Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$47,469	$59,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,006	8,874
Amortization of intangible and other long-term assets	48,849	29,060
Amortization of debt issuance costs	2,930	670
Recognition of inventory step-up	4,916	45
Stock-based compensation	13,400	10,617
Deferred income taxes	5,903	(2,753)
Non-cash lease expense	930	451
Adjustment to contingent consideration liability	2,050	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(14,106)	(13,276)
Inventories	(13,393)	(9,559)
Other assets	(9,657)	(6,443)
Accounts payable	7,646	4,430
Income taxes receivable	(1,875)	(752)
Accrued expenses and other current liabilities	1,842	1,278
Operating lease liabilities	(775)	(420)
Net cash provided by operating activities	106,135	81,857

Investing activities
Capital expenditures	(12,484)	(7,493)
Payment for acquisitions, net of cash acquired	(249,841)	(32,813)
Net cash used in investing activities	(262,325)	(40,306)

Financing activities
Net proceeds from issuance of common stock	2,201	1,859
Proceeds from issuance of long-term debt	240,000	1,500
Payments of long-term debt	(5,138)	—
Financing costs	(4,800)	—
Payments of finance lease liabilities	(202)	(173)
Net cash provided by financing activities	232,061	3,186

Effect of translation adjustments on cash and cash equivalents	(1,377)	152
Net increase in cash, cash equivalents and restricted cash	74,494	44,889

Cash, cash equivalents and restricted cash, beginning of period	84,827	54,066
Cash, cash equivalents and restricted cash, end of period	$159,321	$98,955

Supplemental information
Interest paid during the period, net of capitalized amounts	$57,871	$19,399
Income taxes paid during the period, net	$10,629	$7,676

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

Principles of Consolidation

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended December 31, 2025 included in Loar Holdings Inc.'s Annual Report on Form 10-K filed on March 2, 2026. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (GAAP). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). The December 31, 2025 condensed consolidated balance sheet was derived from Loar Holdings Inc.’s audited financial statements for the year then ended. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year.

Reclassifications

A reclassification has been made to the prior year's condensed consolidated statement of cash flows to conform with the current year's presentation. This reclassification has resulted in no changes to the Company's condensed consolidated results of operations, financial position or total cash flows.

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

2. Acquisitions

Harper Engineering Company

On January 21, 2026, the Company acquired Harper Engineering Company (Harper Engineering) for $249.8 million in cash. The Company recorded an additional $15.3 million in purchase consideration that may be paid to the sellers if Harper Engineering achieves certain financial targets for the years 2026 to 2031. The maximum payout to the seller related to achieving these financial targets is $55.0 million. Based on management's revaluation of the estimated contingent consideration liability the Company recorded an increase in contingent consideration of $0.7 million and $2.0 million during the three and nine months ended September 30, 2026, respectively. These amounts were recorded as other expense on the condensed consolidated statements of income. The additional purchase consideration totaling $17.3 million is recorded in other long-term liabilities on the accompanying condensed consolidated balance sheets. Founded in 1968, Harper Engineering is a leading manufacturer of mechanically engineered devices for aircraft interiors and holds a proprietary portfolio of latching and securing mechanisms used across multiple leading commercial aerospace platforms.

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

Inventory, which is included in current assets in the table above, was recorded at its estimated fair value, which represented an amount equivalent to estimated selling price less fulfillment costs and a normative selling profit. The increase in fair value of inventory from the acquisition was approximately $0.4 million, which was recognized in cost of sales during the nine months ended September 30, 2026.

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

Inventory, which is included in current assets in the table above, was recorded at its estimated fair value, which represented an amount equivalent to estimated selling price less fulfillment costs and a normative selling profit. The increase in fair value of inventory from the acquisition was approximately $4.5 million, which was recognized in cost of sales during the nine months ended September 30, 2026.

Goodwill is primarily attributable to the assembled workforce and expected synergies with other existing companies, combined with the industry operating expertise of management. These are among the factors that contributed to a purchase price that resulted in the recognition of goodwill. Goodwill is not deductible for tax purposes.

The results of operations of the acquired entities are included in the Company’s consolidated financial statements for the period subsequent to the completion of the acquisitions.

Pro forma financial information (Unaudited)

The pro forma information below gives effect to the LMB acquisition as if it had been completed on January 1, 2024, and the Harper Engineering acquisition as if it had been completed on January 1, 2025.

Had the acquisitions of LMB and Harper Engineering occurred on those dates, net sales on a pro forma basis for the three and nine months ended September 30, 2025 would have been $150.6 million and $436.8 million, respectively. Additionally, income before income taxes on a pro forma basis would have been $13.2 million and $31.6 million, for the three and nine months ended September 30, 2025, respectively. Pro forma net sales and pretax income for the nine months ended September 30, 2026 are not materially different from actual results and accordingly, have not been provided. The underlying pro forma information for the three and nine months ended September 30, 2025 includes $6.7 million and $20.2 million, respectively, of amortization of acquired intangible assets resulting from the preliminary purchase price allocation. Interest expense has been adjusted as though the debt incurred to finance the LMB acquisition had been outstanding at January 1, 2024 and the debt incurred to finance the Harper Engineering acquisition had been outstanding at January 1, 2025. The pro forma interest expense adjustments for the three and nine months ended September 30, 2025 are $14.2 million, and $42.6 million, respectively.

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

Net sales by end market were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Commercial Net Sales
Commercial aerospace OEM	$37,864	$20,659	$106,545	$56,163
Commercial aerospace aftermarket	48,412	38,169	138,183	105,408
Total commercial aerospace	86,276	58,828	244,728	161,571
Business jet & general aviation OEM	19,900	19,859	59,837	57,177
Business jet & general aviation aftermarket	14,277	12,738	38,442	36,440
Total business jet & general aviation	34,177	32,597	98,279	93,617
Total commercial OEM	57,764	40,518	166,382	113,340
Total commercial aftermarket	62,689	50,907	176,625	141,848
Total commercial	120,453	91,425	343,007	255,188
Defense Net Sales
Total defense OEM	28,276	13,752	78,289	39,810
Total defense aftermarket	17,252	15,032	52,921	49,227
Total defense	45,528	28,784	131,210	89,037
Other Net Sales
Total other OEM	4,907	3,315	14,676	8,836
Total other aftermarket	5,282	3,227	14,944	11,472
Total other	10,189	6,542	29,620	20,308
Net Sales	$176,170	$126,751	503,837	$364,533

Contract Liabilities

Contract liabilities, or deferred revenue, represent payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on established terms. The Company's contract liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Contract liabilities, current (1)	$8,542	$4,227
Contract liabilities, long-term	—	—
Total contract liabilities	$8,542	$4,227

(1) Included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

During the three and nine months ended September 30, 2026, the Company recognized revenue of approximately $0.1 million and $3.6 million, respectively, that was included in the contract liability balance at December 31, 2025. The Company had no material contract assets at September 30, 2026 and December 31, 2025.

4. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$48,868	$45,286
Work-in-process	54,838	36,111
Finished goods	24,927	27,639
Total	$128,633	$109,036

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Land	$16,315	$16,299
Buildings and improvements	42,713	39,295
Machinery, equipment, furniture and fixtures	112,075	102,843
Total	171,103	158,437
Less: accumulated depreciation and amortization	(81,446)	(75,901)
Total	$89,657	$82,536

There were no sales of property, plant and equipment during the nine months ended September 30, 2026 and 2025.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Compensation and related benefits	$19,330	$18,446
Customer advances	8,542	4,227
Professional fees	2,579	3,905
Other	10,727	9,841
Total	$41,178	$36,419

7. Long-Term Debt

The Company’s debt consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Term loans	$961,229	$726,366
Other	1,500	1,500
Total debt	962,729	727,866
Less: unamortized debt issuance costs	(14,143)	(12,166)
Total debt, net	948,586	715,700
Less: current portion	(6,736)	(4,362)
Long-term debt, net	$941,850	$711,338

The Company’s long-term debt at September 30, 2026 consisted principally of borrowings under its Nineteenth Amendment to Credit Agreement, dated as of December 23, 2025, as amended from time to time (Credit Agreement) and West Virginia Economic Development Authority notes. The Credit Agreement is secured by substantially all of the assets of the Company.

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

The Credit Agreement requires the maintenance of a quarterly leverage ratio. There are also certain non-financial covenants in place limiting us from, among other things, incurring other indebtedness, creating any liens on our properties, entering into merger or consolidation transactions, disposing of all or substantially all of our assets and payment of certain dividends and distributions. The Company was in compliance with all financial and non-financial covenants of the Credit Agreement as of September 30, 2026.

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

At September 30, 2026, there was $961.2 million outstanding under the Credit Agreement, and there was $50.0 million available under the revolving line of credit.

8. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, finance leases and debt. The carrying amounts of all financial instruments reported on the condensed consolidated balance sheets at September 30, 2026 and December 31, 2025 are considered to approximate fair value either due to the relatively short period of time between the origination of these financial instruments and their expected realization, or the interest rates associated with the debt obligations approximate current market rates.

9. Commitments and Contingencies

There are various lawsuits and claims pending against the Company incidental to its business. Although the final results of such suits and proceedings cannot be predicted with certainty, in the opinion of management, the ultimate liability, if any, will not have a material impact on the condensed consolidated financial statements.

10. Earnings per Share

Earnings per share was computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$19,584	$27,606	$47,469	$59,635
Denominator for basic and diluted earnings per share:
Weighted-average common shares outstanding - basic	93,688	93,622	93,653	93,588
Effect of dilutive common shares	2,081	2,253	1,994	2,324
Weighted-average common shares outstanding—diluted	95,769	95,875	95,647	95,912
Earnings per share—basic	$0.21	$0.29	$0.51	$0.64
Earnings per share—diluted	$0.20	$0.29	$0.50	$0.62

11. Income Taxes

At the end of each quarter, the Company makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.

During the three months ended September 30, 2026 and 2025 effective income tax rate was 25.2% and (20.0)%, respectively. The 2026 effective income tax rate increased when compared to 2025, primarily due to the impact from enactment of the One Big Beautiful Bill Act ("OBBBA") which resulted in a one-time tax benefit during the three months ended September 30, 2025.

During the nine months ended September 30, 2026 and 2025 the effective income tax rate was 24.4% and 6.1%, respectively. The 2026 effective income tax rate increased when compared to 2025, primarily due to the impact from enactment of the OBBBA which resulted in a one-time tax benefit during the nine months ended September 30, 2025.

The Company's effective income tax rate for the nine months ended September 30, 2026 was higher than the federal statutory tax rate of 21% primarily due to the geographical mix of projected profits and non-deductible expenses. These impacts were partially offset by foreign-derived deduction eligible income and research and development tax credits.

12. Segment Reporting

The Company reports the results of its continuing operations in one reportable segment. The Company's Chief Operating Decision Maker (CODM), our Chief Executive Officer, monitors net income, net sales, and Adjusted EBITDA to evaluate performance and make operating decisions. The measures of segment profit or loss are consolidated net income and Adjusted EBITDA. EBITDA means earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA means EBITDA, adjusted for other items within a relevant period which are not reflective of the segment's operating performance in the period.

The CODM reviews consolidated net income together with the underlying revenues, costs and expenses reflected in the Condensed Consolidated Statements of Income. Because the Company has a single reportable segment, the significant segment expenses and other segment items are the same as those reported in the consolidated financial statements as they relate to net income.

The following table provides a reconciliation of the Company's segment Adjusted EBITDA to net income for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$176,170	$126,751	$503,837	$364,533
Significant segment expenses:
Adjusted cost of sales (1)	73,536	55,058	212,261	157,814
Adjusted selling, general and administrative expenses (2)	27,265	19,641	74,423	57,895
Adjusted research and development costs (3)	3,424	2,943	12,540	9,464
Adjusted EBITDA	71,945	49,109	204,613	139,360
Recognition of inventory step-up (4)	—	(45)	(4,916)	(45)
Other expense, net (5)	(589)	(154)	(1,856)	(154)
Transaction expenses (6)	(780)	(1,846)	(3,580)	(4,290)
Stock-based compensation (7)	(4,427)	(3,878)	(13,400)	(10,617)
Acquisition and facility integration costs (8)	—	(1,377)	(457)	(3,839)
Depreciation and amortization	(19,969)	(12,789)	(58,855)	(37,934)
Interest expense, net	(20,012)	(6,012)	(58,736)	(18,952)
Income tax (provision) benefit	(6,584)	4,598	(15,344)	(3,894)
Net income	$19,584	$27,606	$47,469	$59,635
(1)
Represents cost of sales adjusted to exclude the recognition of inventory step-up of $45 thousand during the three months ended September 30, 2025 and $4.9 million and $45 thousand during the nine months ended September 30, 2026 and 2025; the amortization of intangible and other long-lived assets of $4.1 million and $1.3 million during the three months ended September 30, 2026 and 2025 and $11.8 million and $3.6 million during the nine months ended September 30, 2026 and 2025, respectively; depreciation of $3.2 million and $2.7 million during the three months ended September 30, 2026 and 2025 and $9.0 million and $8.0 million during the nine months ended September 30, 2026 and 2025, respectively; and acquisition and facility integration costs of $0.9 million and $2.4 million during the three and nine months ended September 30, 2025.
(2)
Represents selling, general and administrative expenses adjusted to exclude the amortization of intangible and other long-lived assets of $12.5 million and $8.6 million during the three months ended September 30, 2026 and 2025 and $37.0 million and $25.5 million during the nine months ended September 30, 2026 and 2025, respectively; depreciation of $0.2 million and $0.3 million during the three months ended September 30, 2026 and 2025 and $1.0 million and $0.9 million during the nine months ended September 30, 2026 and 2025, respectively; stock based compensation of $4.4 million and $3.9 million during the three months ended September 30, 2026 and 2025 and $13.4 million and $10.6 million during the nine months ended September 30, 2026 and 2025, respectively; acquisition and facility integration costs of $0.4 million during the three months ended September 30, 2025 and $0.5 million and $1.4 million during the nine months ended September 30, 2026 and 2025, respectively; and research and development costs of $3.4 million and $2.9 million during the three months ended September 30, 2026 and 2025 and $12.5 million and $9.5 million during the nine months ended September 30, 2026 and 2025, respectively.
(3)
Represents research and development costs adjusted to exclude depreciation and stock compensation totaling $0.2 million and $0.5 million during the three and nine months ended September 30, 2026, respectively. Research and development costs are incurred to investigate, examine, design and test new or significantly enhance existing products, services or processes.
(4)
Represents accounting adjustments to inventory associated with acquisitions of businesses that were charged to cost of sales when inventory was sold.
(5)
Primarily represents an adjustment to the contingent purchase price for the Harper Engineering acquisition during the three and nine months ended September 30, 2026.
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

This Quarterly Report on Form 10-Q contains both historical information and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and 27A of the Securities Act of 1933, as amended. All statements other than statements of historical fact included that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained throughout this Quarterly Report on Form 10-Q. These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to, among other things, our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q, including the risks outlined under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors,” of our most recent Annual Report on Form 10-K, will be important in determining future results. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors,” of our most recent Annual Report on Form 10-K. Since our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements, we cannot give any assurance that any of the events anticipated by these forward-looking statements will occur or, if any of them does occur, what impact they will have on our business, results of operations and financial condition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. We do not undertake any obligation to update these forward-looking statements, or the risk factors contained in this Quarterly Report on Form 10-Q, to reflect new information, future events or otherwise, except as may be required under federal securities laws.

Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q include but are not limited to: the almost exclusive focus of our business on the aerospace and defense industry; our heavy reliance on certain customers for a significant portion of our sales; the fact that we have in the past consummated acquisitions and our intention to continue to pursue acquisitions, and that our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms, or if we cannot effectively integrate acquired operations; and other factors. Refer to Part II, Item 1A included in this Quarterly Report on Form 10-Q and to Part I, Item 1A of our most recent Annual Report on Form 10-K for additional information regarding the foregoing factors that may affect our business.

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

Outlook

As we look to the rest of 2026 and into 2027, we anticipate net sales growth to be driven by organic growth, in particular the conversion of high levels of backlog of our existing products, and the impact from strategic acquisitions. Backlog primarily consists of firm orders for products that have not yet shipped. Continued inflationary pressures and supply chain disruptions may lead to higher material and labor costs although these pressures and disruptions have not had a material effect on our year-to-date results of operations or capital resources, and we do not expect them to materially affect our outlook or business goals. So far in 2026, we have continued and plan to continue our commitment to develop new products and services, penetrate markets further, and pursue an aggressive acquisition strategy while seeking to maintain our financial strength and flexibility.

Results of Operations

The following table sets forth, for the three and nine months ended September 30, 2026 and 2025, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (in thousands unless otherwise indicated):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Dollars	% of Net Sales	Dollars	% of Net Sales	Dollars	% of Net Sales	Dollars	% of Net Sales
Net sales	$176,170	100.0%	$126,751	100.0%	$503,837	100.0%	$364,533	100.0%
Cost of sales	80,763	45.8%	59,973	47.3%	237,987	47.2%	171,850	47.1%
Gross profit	95,407	54.2%	66,778	52.7%	265,850	52.8%	192,683	52.9%
Selling, general and administrative expenses	47,858	27.2%	35,758	28.2%	138,865	27.6%	105,758	29.0%
Transaction expenses	780	0.4%	1,846	1.5%	3,580	0.6%	4,290	1.2%
Other expense, net	589	0.3%	154	0.1%	1,856	0.4%	154	0.1%
Operating income	46,180	26.3%	29,020	22.9%	121,549	24.2%	82,481	22.6%
Interest expense, net	20,012	11.4%	6,012	4.7%	58,736	11.7%	18,952	5.2%
Income before income taxes	26,168	14.9%	23,008	18.2%	62,813	12.5%	63,529	17.4%
Income tax provision (benefit)	6,584	3.7%	(4,598)	(3.6)%	15,344	3.0%	3,894	1.1%
Net income	$19,584	11.2%	$27,606	21.8%	$47,469	9.5%	$59,635	16.3%
Other Data:
EBITDA (1)	$66,149		$41,809		$180,404		$120,415
Adjusted EBITDA (1)	71,945		49,109		204,613		139,360
Net income margin		11.2%		21.8%		9.5%		16.3%
Adjusted EBITDA Margin (1)		40.8%		38.7%		40.6%		38.2%

(1)
Refer to “Non-GAAP Financial Measures” in this management’s discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable GAAP financial measure.

Financial and Operational Highlights

Three months ended September 30, 2026 compared with three months ended September 30, 2025

Net Sales

Net sales for the three months ended September 30, 2026 increased $49.4 million, or 39.0%, to $176.2 million as compared to $126.8 million for the three months ended September 30, 2025.

Net organic sales represent net sales from our existing businesses for comparable periods and exclude net sales from acquisitions. We include net sales from new acquisitions in net organic sales from the 13th-month after the acquisition on a comparative basis with the prior period. Net acquisition sales for the three months ended September 30, 2026 represent net sales from acquisitions that were completed in 2025 and 2026 for which there are no comparable net sales during the prior year. We believe this measure provides an understanding of underlying sales trends as it provides net sales comparisons on a consistent basis. We do not believe our net sales are subject to significant seasonal variations. See Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements for further information on the Company’s acquisition activities.

Net Organic Sales

Net organic sales for the three months ended September 30, 2026 increased $20.1 million or 15.8%, to $146.8 million as compared to $126.8 million for the three months ended September 30, 2025. The increase in net organic sales was primarily related to increases in OEM total commercial sales ($7.6 million, an increase of 18.7%), aftermarket total commercial sales ($5.1 million, an increase of 10.0%), sales of non-aerospace products ($3.6 million, an increase of 54.3%), and defense sales ($3.9 million, an increase of 13.4%). The increase in OEM commercial sales is driven by the increased production rates and deliveries for both narrow-body and wide-body aircraft. The increase in aftermarket total commercial sales was attributable to increased utilization of the aged commercial aircraft fleet. The increase in sales of non-aerospace products was primarily driven by higher demand for industrial gas-turbine components. The increase in defense sales was primarily attributable to the variability of revenue distribution for defense-related products, which can vary significantly from period to period and higher demand from global military conflicts.

Net Acquisition Sales

Net acquisition sales of $29.3 million for the three months ended September 30, 2026 are made up of LMB which was acquired on December 23, 2025, and Harper Engineering which was acquired on January 21, 2026. This represents 23.2% of the increase in total net sales for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Gross Profit and Cost of Sales

Cost of sales for the three months ended September 30, 2026 increased $20.8 million, or 34.7%, to $80.8 million compared to $60.0 million for the three months ended September 30, 2025. Cost of sales and the related percentage of net sales for the three months ended September 30, 2026 and 2025 were as follows (in thousands except for percentages):

	Three Months Ended September 30,
	2026	2025	Change	% Change
Cost of sales - excluding costs below	$76,703	$57,732	$18,971	32.9%
% of net sales	43.5%	45.6%
Amortization of intangible and other long-term assets	4,060	1,254	2,806	223.8%
% of net sales	2.3%	1.0%
Acquisition and facility integration costs	—	942	(942)	NM (1)
% of net sales	—%	0.7%
Recognition of inventory step-up	—	45	(45)	NM (1)
% of net sales	—%	—%
Total cost of sales	$80,763	$59,973	$20,790	34.7%
% of net sales	45.8%	47.3%
Gross profit (Net sales less Total cost of sales)	$95,407	$66,778	$28,629	42.9%
Gross profit percentage (Gross profit / Net sales)	54.2%	52.7%

(1) NM - not meaningful.

Cost of sales for the three months ended September 30, 2026 decreased 1.5% as a percentage of net sales to 45.8% from 47.3% in the comparable period last year. This decrease is primarily attributable to the leveraging of costs and lower acquisition and facility integration costs, partially offset by higher amortization expense for intangible and other long-term assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $12.1 million to $47.9 million, or 27.2% as a percentage of net sales, for the three months ended September 30, 2026 from $35.8 million, or 28.2% as a percentage of net sales, for the three months ended September 30, 2025. Selling, general and administrative expenses and the related percentage of net sales for the three months ended September 30, 2026 and 2025 were as follows (amounts in thousands except for percentages):

	Three Months Ended September 30,
	2026	2025	Change	% Change
Selling, general and administrative expenses - excluding costs below	$27,406	$19,893	$7,513	37.8%
% of net sales	15.6%	15.7%
Amortization of intangible assets	12,529	8,609	3,920	45.5%
% of net sales	7.1%	6.8%
Stock-based compensation expense	4,185	3,878	307	7.9%
% of net sales	2.4%	3.1%
Acquisition and facility integration costs	—	435	(435)	-100.0%
% of net sales	—%	0.3%
Research and development expenses	3,738	2,943	795	27.0%
% of net sales	2.1%	2.3%
Total selling, general and administrative expenses	$47,858	$35,758	$12,100	33.8%
% of net sales	27.2%	28.2%

Selling, general and administrative expenses decreased by 1.0% as a percentage of net sales for the three months ended September 30, 2026 when compared to the same period in 2025. This is primarily driven by a decrease in stock-based compensation expense, acquisition and facility and integration costs, and research and development expenses as a percentage of sales, partially offset by an increase in amortization of intangible assets as a percentage sales.

Transaction Expenses

Transaction expenses for the three months ended September 30, 2026 and 2025 were $0.8 million and $1.8 million, respectively. Transaction costs can fluctuate depending on the size and number of acquisitions in each year.

Other Expense, net

Other expense, net for the three months ended September 30, 2026, of $0.6 million is primarily related to an increase in the estimated contingent purchase price for the Harper Engineering acquisition.

Operating Income

Operating income for the three months ended September 30, 2026, was $46.2 million, or 26.3% as a percentage of net sales, compared to $29.0 million, or 22.9% as a percentage of net sales for the three months ended September 30, 2025. The increase in operating income is due to the factors discussed above.

Interest Expense

Interest expense for the three months ended September 30, 2026 increased $14.0 million, to $20.0 million compared to $6.0 million for the three months ended September 30, 2025. This increase is attributable to interest on borrowings associated with the acquisitions of LMB in December 2025 and Harper Engineering in January 2026.

Income Tax Provision

The income tax provision for the three months ended September 30, 2026 was $6.6 million compared to an income tax benefit of $4.6 million for the three months ended September 30, 2025. This increase was primarily due to the impact from enactment of the OBBBA which resulted in a one-time tax benefit during the three months ended September 30, 2025.

Net Income

Net income for the three months ended September 30, 2026 was $19.6 million, or 11.2% as a percentage of net sales, compared to net income for the three months ended September 30, 2025 of $27.6 million, or 21.8% as a percentage of net sales. The results for the three months ended September 30, 2026 were negatively impacted by higher interest expense and higher amortization of intangible and other long-term assets.

Nine months ended September 30, 2026 compared with nine months ended September 30, 2025

Net Sales

Net sales for the nine months ended September 30, 2026 increased $139.3 million, or 38.2%, to $503.8 million as compared to $364.5 million for the nine months ended September 30, 2025.

Net organic sales represent net sales from our existing businesses for comparable periods and exclude net sales from acquisitions. We include net sales from new acquisitions in net organic sales from the 13th-month after the acquisition on a comparative basis with the prior period. Net acquisition sales for the nine months ended September 30, 2026 represent net sales from acquisitions that were completed in 2025 and 2026 for which there are no comparable net sales during the prior year. We believe this measure provides an understanding of underlying sales trends as it provides net sales comparisons on a consistent basis. We do not believe our net sales are subject to significant seasonal variations. See Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements for further information on the Company’s acquisition activities.

Net Organic Sales

Net organic sales for the nine months ended September 30, 2026 increased $48.4 million or 13.2%, to $412.8 million as compared to $364.5 million for the nine months ended September 30, 2025. The increase in net organic sales was primarily related to increases in OEM total commercial sales ($25.0 million, an increase of 22.0%), aftermarket total commercial sales ($15.3 million, an increase of 10.8%), and sales of non-aerospace products ($9.0 million, an increase of 44.2%), partially offset by a decline in defense sales ($1.0 million, a decrease of 1.1%). The increase in OEM commercial sales is driven by the increased production rates and deliveries for both narrow-body and wide-body aircraft. The increase in aftermarket total commercial sales was attributable to increased utilization of the aged commercial aircraft fleet. The increase in sales of non-aerospace products was primarily driven by higher demand for industrial gas-turbine components. The decrease in defense sales was primarily attributable to the variability of revenue distribution for defense-related products, which can vary significantly from period to period.

Net Acquisition Sales

Net acquisition sales of $91.0 million for the nine months ended September 30, 2026 are made up of Beadlight which was acquired on July 28, 2025, LMB which was acquired on December 23, 2025, and Harper Engineering which was acquired on January 21, 2026. This represents 25.0% of the increase in total net sales for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Gross Profit and Cost of Sales

Cost of sales for the nine months ended September 30, 2026 increased $66.1 million, or 38.5%, to $238.0 million compared to $171.9 million for the nine months ended September 30, 2025. Cost of sales and the related percentage of net sales for the nine months ended September 30, 2026 and 2025 were as follows (in thousands except for percentages):

	Nine Months Ended September 30,
	2026	2025	Change	% Change
Cost of sales - excluding costs below	$221,264	$165,801	$55,463	33.5%
% of net sales	43.9%	45.5%
Amortization of intangible and other long-term assets	11,807	3,593	8,214	228.6%
% of net sales	2.3%	1.0%
Acquisition and facility integration costs	—	2,411	(2,411)	NM (1)
% of net sales	—%	0.6%
Recognition of inventory step-up	4,916	45	4,871	NM (1)
% of net sales	1.0%	—%
Total cost of sales	$237,987	$171,850	$66,137	38.5%
% of net sales	47.2%	47.1%
Gross profit (Net sales less Total cost of sales)	$265,850	$192,683	$73,167	38.0%
Gross profit percentage (Gross profit / Net sales)	52.8%	52.9%

(1) NM - not meaningful.

Cost of sales for the nine months ended September 30, 2026 increased 0.1% as a percentage of net sales to 47.2% from 47.1% in the comparable period last year. This increase is primarily attributable to higher amortization expense for intangible and other long-term assets and the recognition of inventory step-up, both of which are related to the LMB and Harper Engineering acquisitions, partially offset by our operating leverage, execution of our strategic value drivers and lower acquisition and facility integration costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $33.1 million to $138.9 million, or 27.6% as a percentage of net sales, for the nine months ended September 30, 2026 from $105.8 million or 29.0% as a percentage of net sales, for the nine months ended September 30, 2025. Selling, general and administrative expenses and the related percentage of net sales for the nine months ended September 30, 2026 and 2025 were as follows (amounts in thousands except for percentages):

	Nine Months Ended September 30,
	2026	2025	Change	% Change
Selling, general and administrative expenses - excluding costs below	$75,232	$58,782	$16,450	28.0%
% of net sales	14.9%	16.1%
Amortization of intangible assets	37,042	25,467	11,575	45.5%
% of net sales	7.4%	7.0%
Stock-based compensation expense	13,049	10,617	2,432	22.9%
% of net sales	2.6%	2.9%
Acquisition and facility integration costs	457	1,428	(971)	-68.0%
% of net sales	0.1%	0.4%
Research and development expenses	13,085	9,464	3,621	38.3%
% of net sales	2.5%	2.6%
Total selling, general and administrative expenses	$138,865	$105,758	$33,107	31.3%
% of net sales	27.6%	29.0%

Selling, general and administrative expenses decreased by 1.4% as a percentage of net sales for the nine months ended September 30, 2026 when compared to the same period in 2025. This is primarily driven by the leveraging of fixed costs and decreases in acquisition and facility integration costs and stock-based compensation expense as a percentage of sales, partially offset by an increase in amortization of intangible assets as a percentage of sales.

Transaction Expenses

Transaction expenses for the nine months ended September 30, 2026 and 2025 were $3.6 million and $4.3 million, respectively. Transaction costs can fluctuate depending on the size and number of acquisitions in each year.

Other Expense, net

Other expense, net for the nine months ended September 30, 2026 of $1.9 million is primarily related to an increase in the estimated contingent purchase price for the Harper Engineering acquisition.

Operating Income

Operating income for the nine months ended September 30, 2026, was $121.5 million, or 24.2% as a percentage of net sales, compared to $82.5 million, or 22.6% as a percentage of net sales for the nine months ended September 30, 2025. The increase in operating income is due to the factors discussed above.

Interest Expense

Interest expense for the nine months ended September 30, 2026 increased $39.7 million, to $58.7 million compared to $19.0 million for the nine months ended September 30, 2025. This increase is attributable to interest on borrowings associated with the acquisitions of LMB in December 2025 and Harper Engineering in January 2026.

Income Tax Provision

The income tax provision for the nine months ended September 30, 2026 was $15.3 million compared to $3.9 million for the nine months ended September 30, 2025. This is due to the impact from enactment of the OBBBA which resulted in a one-time tax benefit during the nine months ended September 30, 2025.

Net Income

Net income for the nine months ended September 30, 2026 was $47.5 million, or 9.5% as a percentage of net sales, compared to net income for the nine months ended September 30, 2025 of $59.6 million, or 16.3% as a percentage of net sales. The results for the nine months ended September 30, 2026 were negatively impacted by higher interest expense, higher amortization of intangible and other long-term assets, and recognition of inventory step-up attributable to the acquisitions of LMB and Harper Engineering, and the impact of the enactment of OBBBA on the nine months ended September 30, 2025 results.

Liquidity and Capital Resources

The following table summarizes our capitalization as of September 30, 2026 and December 31, 2025 (in thousands, unless otherwise indicated):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$159,321	$84,827
Debt:
Credit Agreement debt (including current portion)	$961,229	$726,366
Other	1,500	1,500
	962,729	727,866
Less: unamortized debt issuance costs	(14,143)	(12,166)
Finance lease liabilities (including current portion)	2,967	3,170
Total debt	951,553	718,870
Stockholders' equity	1,221,571	1,174,753
Total capitalization (debt plus equity)	$2,173,124	$1,893,623
Total debt to total capitalization	44%	38%

Our principal historical liquidity requirements have been for acquisitions, capital expenditures, servicing indebtedness and working capital needs. We fund our investing activities primarily from cash provided by our operating and financing activities. As of September 30, 2026, we had availability of a $50 million revolving line of credit. Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our Credit Agreement will be sufficient to fund our cash requirements for at least the next twelve months. As we continue to expand our business, including by any acquisitions we may make, we may in the future require additional working capital for increased costs. See “Credit Agreement” (below) for additional detail regarding our financing activities.

Operating Activities

Net cash provided by operating activities in the nine months ended September 30, 2026 and 2025 is $106.1 million and $81.9 million, respectively. The $24.2 million increase was primarily driven by higher non-cash items included in net income partially offset by an increase in working capital.

Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2026 of $262.3 million is principally attributable to the acquisition of Harper Engineering. Net cash used in investing activities in the nine months ended September 30, 2025 of $40.3 million is principally due to the acquisition of Beadlight in July 2025.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2026 of $232.1 million is principally related to borrowings under our Credit Agreement in connection with the acquisition of Harper Engineering. Net cash provided by financing activities in the nine months ended September 30, 2025 of $3.2 million is principally related to proceeds from the exercise of stock options and the $1.5 million loan obtained from the West Virginia Economic Development Authority in July 2025.

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

At September 30, 2026, there was $961.2 million outstanding under the Credit Agreement, and there was $50.0 million available under the revolving line of credit.

Other Obligations and Commitments

We have future obligations under various contracts relating to debt and interest payments, finance and operating leases and our post-retirement benefit plan. During the nine months ended September 30, 2026, there were no material changes to these obligations, other than the contingent purchase consideration that may be paid to the sellers of Harper Engineering if certain financial targets for the years 2026 to 2031 are achieved, as discussed in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements. For a description of our other obligations and commitments, see our consolidated financial statements reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

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

Because of these limitations, EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin should not be considered as measures of cash available to us to invest in the growth of our business. Management compensates for these limitations by not viewing EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin in isolation and specifically by using other U.S. GAAP measures, such as net sales, operating profit, and net income, to measure our operating performance. EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin are not measurements of financial performance under U.S. GAAP, and they should not be considered as alternatives to net income or cash flow from operations determined in accordance with U.S. GAAP. Our calculations of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin may not be comparable to the calculations of similarly titled measures reported by other companies.

The following table sets forth a reconciliation of net income to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the three and nine months ended September 30, 2026 and 2025 (in thousands unless otherwise indicated):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$19,584	$27,606	$47,469	$59,635
Adjustments:
Interest expense, net	20,012	6,012	58,736	18,952
Income tax provision (benefit)	6,584	(4,598)	15,344	3,894
Operating income	46,180	29,020	121,549	82,481
Depreciation	3,380	2,926	10,006	8,874
Amortization	16,589	9,863	48,849	29,060
EBITDA	66,149	41,809	180,404	120,415
Adjustments:
Recognition of inventory step-up (1)	—	45	4,916	45
Other expense, net (2)	589	154	1,856	154
Transaction expenses (3)	780	1,846	3,580	4,290
Stock-based compensation (4)	4,427	3,878	13,400	10,617
Acquisition and facility integration costs (5)	—	1,377	457	3,839
Adjusted EBITDA	$71,945	$49,109	$204,613	$139,360
Net sales	$176,170	$126,751	$503,837	$364,533
Net income margin	11.2%	21.8%	9.5%	16.3%
Adjusted EBITDA Margin	40.8%	38.7%	40.6%	38.2%

(1)
Represents accounting adjustments to inventory associated with acquisitions of businesses that were charged to cost of sales when inventory was sold.
(2)
Primarily represents an adjustment to the contingent purchase price for the Harper Engineering acquisition during the three and nine months ended September 30, 2026.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risks are described more fully within Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025. These market risks have not materially changed for the three and nine months ended September 30, 2026.

Item 4. Controls and Procedures

As of September 30, 2026, the Company carried out an evaluation, under the supervision and with the participation of its management, including its President, Chief Executive Officer, and Executive Co-Chairman (Principal Executive Officer) and Treasurer and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer, and Executive Co-Chairman and the Treasurer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

As permitted by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition and management elected to exclude LMB and Harper Engineering from its evaluation of internal control over financial reporting as of September 30, 2026. See Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements for additional information.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information

Securities Trading Plans of Directors or Executive Officers

(c) During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

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

Loar Holdings Inc.

Date: November 5, 2026	By:	/s/ Glenn D'Alessandro
Glenn D’Alessandro
Treasurer and Chief Financial Officer
(principal financial and accounting officer)